Form 10-Q
period 2024-03-31
AMERIPRISE FINANCIAL INC
filed 2024-05-06
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 26, 2024
Common Stock (par value $0.01 per share)	99,324,923 shares

Index
AMERIPRISE FINANCIAL, INC.
FORM 10-Q

Index
AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,399	$2,137
Distribution fees	506	517
Net investment income	901	698
Premiums, policy and contract charges	390	362
Other revenues	129	131
Total revenues	4,325	3,845
Banking and deposit interest expense	179	103
Total net revenues	4,146	3,742
Benefits and expenses
Distribution expenses	1,419	1,226
Interest credited to fixed accounts	132	164
Benefits, claims, losses and settlement expenses	295	301
Remeasurement (gains) losses of future policy benefit reserves	(4)	(5)
Change in fair value of market risk benefits	(18)	489
Amortization of deferred acquisition costs	61	62
Interest and debt expense	82	72
General and administrative expense	960	937
Total benefits and expenses	2,927	3,246
Pretax income	1,219	496
Income tax provision	229	79
Net income	$990	$417

Earnings per share
Basic	$9.63	$3.86
Diluted	$9.46	$3.79
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income	$990	$417
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(178)	430
Net unrealized gains (losses) on derivatives	—	2
Effect of changes in discount rate assumptions on certain long-duration contracts	69	(65)
Effect of changes in instrument-specific credit risk on market risk benefits	(37)	161
Foreign currency translation adjustment	(18)	33
Total other comprehensive income (loss), net of tax	(164)	561
Total comprehensive income (loss)	$826	$978
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,071	$7,477
Cash of consolidated investment entities	135	87
Investments (allowance for credit losses: 2024, $22; 2023, $22)	56,249	55,489
Investments of consolidated investment entities, at fair value	2,028	2,099
Market risk benefits	1,964	1,427
Separate account assets	79,753	77,457
Receivables (allowance for credit losses: 2024, $79; 2023, $81)	14,911	15,078
Receivables of consolidated investment entities, at fair value	25	28
Deferred acquisition costs	2,701	2,713
Restricted and segregated cash, cash equivalents and investments	1,591	1,635
Other assets	13,403	11,700
Other assets of consolidated investment entities, at fair value	—	1
Total assets	$179,831	$175,191

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$38,667	$37,545
Market risk benefits	1,335	1,762
Separate account liabilities	79,753	77,457
Customer deposits	36,982	37,321
Short-term borrowings	201	201
Long-term debt	3,398	3,399
Debt of consolidated investment entities, at fair value	2,119	2,155
Accounts payable and accrued expenses	2,166	2,603
Other liabilities	10,275	7,974
Other liabilities of consolidated investment entities, at fair value	56	45
Total liabilities	174,952	170,462
Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 337,314,627 and 336,780,893, respectively)	3	3
Additional paid-in capital	9,924	9,824
Retained earnings	22,752	21,905
Treasury shares, at cost (237,670,262 and 236,607,681 shares, respectively)	(25,870)	(25,237)
Accumulated other comprehensive income (loss), net of tax	(1,930)	(1,766)
Total equity	4,879	4,729
Total liabilities and equity	$179,831	$175,191
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at January 1, 2024	100,173,212	$3	$9,824	$21,905	$(25,237)	$(1,766)	$4,729
Net income	—	—	—	990	—	—	990
Other comprehensive income (loss), net of tax	—	—	—	—	—	(164)	(164)
Dividends to shareholders	—	—	—	(143)	—	—	(143)
Repurchase of common shares	(1,741,372)	—	—	—	(706)	—	(706)
Share-based compensation plans	1,212,525	—	100	—	73	—	173
Balances at March 31, 2024	99,644,365	$3	$9,924	$22,752	$(25,870)	$(1,930)	$4,879

Balances at January 1, 2023	105,278,990	$3	$9,517	$19,918	$(23,089)	$(2,546)	$3,803
Net income	—	—	—	417	—	—	417
Other comprehensive income (loss), net of tax	—	—	—	—	—	561	561
Dividends to shareholders	—	—	—	(138)	—	—	(138)
Repurchase of common shares	(2,011,353)	—	—	—	(657)	—	(657)
Share-based compensation plans	1,088,797	—	95	—	63	—	158
Balances at March 31, 2023	104,356,434	$3	$9,612	$20,197	$(23,683)	$(1,985)	$4,144
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash Flows from Operating Activities
Net income	$990	$417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(42)	(35)
Deferred income tax expense (benefit)	227	(48)
Share-based compensation	42	46
Net realized investment (gains) losses	(1)	(7)
Net trading (gains) losses	(2)	(9)
Loss from equity method investments	4	11
Impairments and provision for loan and credit losses	(1)	5
Net (gains) losses of consolidated investment entities	3	6
Changes in operating assets and liabilities:
Restricted and segregated investments	(158)	(123)
Deferred acquisition costs	12	23
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	448	1,073
Derivatives, net of collateral	(51)	(242)
Receivables	—	256
Brokerage deposits	90	(314)
Accounts payable and accrued expenses	(436)	(219)
Current income tax, net	(44)	80
Other operating assets and liabilities of consolidated investment entities, net	(1)	(6)
Other, net	364	142
Net cash provided by (used in) operating activities	1,444	1,056

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	313
Maturities, sinking fund payments and calls	3,283	1,464
Purchases	(3,972)	(5,098)
Proceeds from sales, maturities and repayments of mortgage loans	32	41
Funding of mortgage loans	(69)	(52)
Proceeds from sales, maturities and collections of other investments	20	31
Purchase of other investments	(23)	(24)
Purchase of investments by consolidated investment entities	(131)	(122)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	236	182
Purchase of land, buildings, equipment and software	(52)	(41)
Cash paid for written options with deferred premiums	(57)	(59)
Cash received from written options with deferred premiums	15	24
Cash paid for deposit receivables	(9)	(10)
Cash received for deposit receivables	167	210
Other, net	(9)	(5)
Net cash provided by (used in) investing activities	$(569)	$(3,146)
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$1,638	$3,590
Maturities, withdrawals and cash surrenders	(1,881)	(1,822)
Policyholder account balances:
Deposits and other additions	358	339
Net transfers from (to) separate accounts	(26)	(19)
Surrenders and other benefits	(495)	(569)
Change in banking deposits, net	(170)	1,702
Cash paid for purchased options with deferred premiums	(51)	(24)
Cash received from purchased options with deferred premiums	26	8
Issuance of long-term debt, net of issuance costs	—	741
Repayments of long-term debt	(3)	(2)
Dividends paid to shareholders	(138)	(134)
Repurchase of common shares	(628)	(617)
Borrowings of consolidated investment entities	166	—
Repayments of debt by consolidated investment entities	(227)	(31)
Net cash provided by (used in) financing activities	(1,431)	3,162
Effect of exchange rate changes on cash	(5)	11
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(561)	1,083
Cash and cash equivalents, including amounts restricted, at beginning of period	8,620	8,755
Cash and cash equivalents, including amounts restricted, at end of period	$8,059	$9,838

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$195	$112
Interest paid by consolidated investment entities	44	44
Income taxes paid, net	25	33
Leased assets obtained in exchange for operating lease liabilities	11	7

	March 31, 2024	December 31, 2023
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$7,071	$7,477
Cash of consolidated investment entities	135	87
Restricted and segregated cash, cash equivalents and investments	1,591	1,635
Less: Restricted and segregated investments	(738)	(579)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$8,059	$8,620
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform with the current presentation. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024 (“2023 10-K”).
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
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, updating reportable segment disclosure requirements in accordance with Topic 280, Segment Reporting (“Topic 280”), primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and contain other disclosure requirements. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is assessing changes to the segment-related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing changes to the income tax-related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
3. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended March 31, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$530	$—	$—	$530	$—	$530
Institutional	—	159	—	—	159	—	159
Advisory fees	1,303	—	—	—	1,303	—	1,303
Financial planning fees	112	—	—	—	112	—	112
Transaction and other fees	94	50	14	—	158	—	158
Total management and financial advice fees	1,509	739	14	—	2,262	—	2,262
Distribution fees:
Mutual funds	196	56	—	—	252	—	252
Insurance and annuity	247	39	84	—	370	—	370
Off-balance sheet brokerage cash	50	—	—	—	50	—	50
Other products	105	—	—	—	105	—	105
Total distribution fees	598	95	84	—	777	—	777
Other revenues	60	5	—	—	65	—	65
Total revenue from contracts with customers	2,167	839	98	—	3,104	—	3,104
Revenue from other sources (1)	572	16	814	129	1,531	49	1,580
Total segment gross revenues	2,739	855	912	129	4,635	49	4,684
Banking and deposit interest expense	(179)	—	—	(8)	(187)	—	(187)
Total segment net revenues	2,560	855	912	121	4,448	49	4,497
Elimination of intersegment revenues	(225)	(24)	(106)	7	(348)	(3)	(351)
Total net revenues	$2,335	$831	$806	$128	$4,100	$46	$4,146

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

Index
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $167 million and $168 million as of March 31, 2024 and December 31, 2023, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and were $133 million and $135 million as of March 31, 2024 and December 31, 2023, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $39 million and nil as of March 31, 2024 and December 31, 2023, respectively.
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

Index
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
Contract Costs Asset
The Company has an asset of $23 million and $25 million as of March 31, 2024 and December 31, 2023, respectively, related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $552 million and $537 million as of March 31, 2024 and December 31, 2023, respectively.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $24 million as of both March 31, 2024 and December 31, 2023.
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
The Company’s maximum exposure to loss with respect to structured investments and non-consolidated CLOs is limited to its amortized cost. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Other Non-Consolidated VIEs
The Company’s investments in other non-consolidated VIEs are recorded in other investments. The Company’s maximum exposure to loss with respect to its investments in these non-consolidated VIEs is limited to its carrying value. The carrying value of other non-consolidated VIEs was $180 million and $168 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both March 31, 2024 and December 31, 2023, respectively. The Company has not provided any additional support to the VIEs beyond the funding commitments.
Property Funds, Non-U.S. Series Funds, Hedge Funds and other Private Funds
The Company provides investment advice and other related services to property funds, non-U.S. series funds, hedge funds and other private funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangements are at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of these funds.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$38	$—	$38
Common stocks	—	5	1	6
Syndicated loans	—	1,919	65	1,984
Total investments	—	1,962	66	2,028
Receivables	—	25	—	25
Total assets at fair value	$—	$1,987	$66	$2,053

Liabilities
Debt (1)	$—	$2,119	$—	$2,119
Other liabilities	—	56	—	56
Total liabilities at fair value	$—	$2,175	$—	$2,175

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$40	$—	$40
Common stocks	—	5	—	5
Syndicated loans	—	1,991	63	2,054
Total investments	—	2,036	63	2,099
Receivables	—	28	—	28
Other assets	—	1	—	1
Total assets at fair value	$—	$2,065	$63	$2,128

Liabilities
Debt (1)	$—	$2,155	$—	$2,155
Other liabilities	—	45	—	45
Total liabilities at fair value	$—	$2,200	$—	$2,200
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion as of both March 31, 2024 and December 31, 2023.
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2024	$—	$63
Total gains (losses) included in:
Net income	—	(2)	(1)
Purchases	—	37
Transfers into Level 3	1	15
Transfers out of Level 3	—	(48)
Balance at March 31, 2024	$1	$65

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2024	$—	$(3)	(1)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(1)	(1)	—
Purchases	17		—
Sales	(7)		—
Settlements	(15)		—
Transfers into Level 3	21		—
Transfers out of Level 3	(90)		(1)
Balance at March 31, 2023	$50		$—

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2023	$—	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of March 31, 2024 and December 31, 2023 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2024	December 31, 2023
	(in millions)
Syndicated loans
Unpaid principal balance	$2,076	$2,190
Excess unpaid principal over fair value	(92)	(136)
Fair value	$1,984	$2,054

Fair value of loans more than 90 days past due	$4	$—
Fair value of loans in nonaccrual status	6	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	17	40

Debt
Unpaid principal balance	$2,302	$2,362
Excess unpaid principal over fair value	(183)	(207)
Carrying value (1)	$2,119	$2,155
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion as of both March 31, 2024 and December 31, 2023.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months ended March 31, 2024 and 2023.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions)
Debt of consolidated CLOs due 2028 -2034	$2,119	$2,155	6.6%	6.6%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2024	December 31, 2023
	(in millions)
Available-for-Sale securities, at fair value	$52,246	$51,562
Mortgage loans (allowance for credit losses: 2024, $14; 2023, $14)	2,155	2,118
Policy loans	926	912
Other investments (allowance for credit losses: 2024, $6; 2023, $6)	922	897
Total	$56,249	$55,489
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following is a summary of Net investment income:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Investment income on fixed maturities	$754	$571
Net realized gains (losses)	1	4
Consolidated investment entities	45	42
Other (1)	101	81
Total	$901	$698
(1) Prior period amount associated with affordable housing partnerships has been reclassified to Other to conform to current year presentation.
Available-for-Sale securities distributed by type were as follows:

	March 31, 2024
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$13,154	$291	$(590)	$(1)	$12,854
Residential mortgage backed securities	22,585	77	(1,220)	—	21,442
Commercial mortgage backed securities	6,312	14	(303)	—	6,023
Asset backed securities	8,177	31	(52)	—	8,156
State and municipal obligations	726	52	(19)	(1)	758
U.S. government and agency obligations	2,982	—	—	—	2,982
Foreign government bonds and obligations	19	—	(1)	—	18
Other securities	13	—	—	—	13
Total	$53,968	$465	$(2,185)	$(2)	$52,246

Description of Securities	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$12,675	$409	$(507)	$(1)	$12,576
Residential mortgage backed securities	22,130	107	(1,171)	—	21,066
Commercial mortgage backed securities	6,380	11	(341)	—	6,050
Asset backed securities	8,353	25	(59)	—	8,319
State and municipal obligations	719	62	(20)	(1)	760
U.S. government and agency obligations	2,739	1	—	—	2,740
Foreign government bonds and obligations	19	—	(1)	—	18
Other securities	33	—	—	—	33
Total	$53,048	$615	$(2,099)	$(2)	$51,562
As of March 31, 2024 and December 31, 2023, accrued interest of $330 million and $319 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of both March 31, 2024 and December 31, 2023, fixed maturity securities comprised approximately 93% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2024 and December 31, 2023, the Company’s internal analysts rated $420 million and $282 million, respectively, of securities using criteria similar to those used by NRSROs.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$26,371	$25,540	49%	$25,235	$24,342	47%
AA	13,406	12,830	24	14,013	13,534	26
A	3,305	3,326	6	3,073	3,139	6
BBB	10,583	10,252	20	10,396	10,216	20
Below investment grade (1)	303	298	1	331	331	1
Total fixed maturities	$53,968	$52,246	100%	$53,048	$51,562	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both March 31, 2024 and December 31, 2023. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of March 31, 2024 and December 31, 2023, approximately 85% and 83% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. No holdings of any issuer were greater than 10% of the Company’s total equity as of both March 31, 2024 and December 31, 2023.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	March 31, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	176	$2,371	$(25)	367	$5,179	$(565)	543	$7,550	$(590)
Residential mortgage backed securities	110	3,747	(31)	742	10,772	(1,189)	852	14,519	(1,220)
Commercial mortgage backed securities	10	163	—	283	4,370	(303)	293	4,533	(303)
Asset backed securities	44	919	(2)	80	987	(50)	124	1,906	(52)
State and municipal obligations	6	17	—	51	152	(19)	57	169	(19)
U.S. government and agency obligations	14	1,318	—	1	—	—	15	1,318	—
Foreign government bonds and obligations	2	5	—	3	12	(1)	5	17	(1)
Other securities	1	13	—	—	—	—	1	13	—
Total	363	$8,553	$(58)	1,527	$21,472	$(2,127)	1,890	$30,025	$(2,185)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	97	$1,276	$(11)	376	$5,197	$(496)	473	$6,473	$(507)
Residential mortgage backed securities	82	3,052	(25)	734	10,677	(1,146)	816	13,729	(1,171)
Commercial mortgage backed securities	31	747	(9)	277	4,092	(332)	308	4,839	(341)
Asset backed securities	49	885	(2)	116	2,840	(57)	165	3,725	(59)
State and municipal obligations	5	29	(1)	49	138	(19)	54	167	(20)
U.S. government and agency obligations	11	955	—	1	—	—	12	955	—
Foreign government bonds and obligations	—	—	—	3	12	(1)	3	12	(1)
Total	275	$6,944	$(48)	1,556	$22,956	$(2,051)	1,831	$29,900	$(2,099)
As part of the Company’s ongoing monitoring process, management determined that the increase in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2024 is primarily attributable to the impact of higher interest rates. As of March 31, 2024, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2024 and December 31, 2023, approximately 97% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2024	$1	$1	$2
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	—
Balance at March 31, 2024	$1	$1	$2

Balance at January 1, 2023	$20	$2	$22
Additional increases (decreases) on securities that had an allowance recorded in a previous period	3	—	3
Balance at March 31, 2023	$23	$2	$25
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended March 31,
	2024 (1)	2023
	(in millions)
Gross realized investment gains	$—	$10
Gross realized investment losses	—	(2)
Credit reversals (losses)	—	(3)
Other impairments	—	(2)
Total	$—	$3
1) No realized gains or losses on Available-for-Sale securities, including credit losses and other impairments, exceeded $1 million for the three months ended March 31, 2024.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Credit losses for the three months ended March 31, 2023 primarily related to recording an allowance for credit losses on a corporate debt security in the communications industry. Other impairments for the three months ended March 31, 2023 related to Available-for-Sale securities which the Company intended to sell.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) (“AOCI”).
Available-for-Sale securities by contractual maturity as of March 31, 2024 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$4,561	$4,551
Due after one year through five years	2,468	2,412
Due after five years through 10 years	4,611	4,289
Due after 10 years	5,254	5,373
	16,894	16,625
Residential mortgage backed securities	22,585	21,442
Commercial mortgage backed securities	6,312	6,023
Asset backed securities	8,177	8,156
Total	$53,968	$52,246
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2024	$54	$9	$63
Provisions	(2)	1	(1)
Charge-offs	(1)	(1)	(2)
Balance at March 31, 2024	$51	$9	$60

Balance at January 1, 2023	$54	$5	$59
Provisions	(1)	2	1
Charge-offs	(1)	—	(1)
Balance at March 31, 2023	$52	$7	$59
As of both March 31, 2024 and December 31, 2023, accrued interest on commercial loans was $19 million and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2024 and 2023, the Company purchased nil and $1 million, respectively, of syndicated loans, and sold nil and $1 million, respectively, of syndicated loans.
During the three months ended March 31, 2024 and 2023, the Company purchased $36 million and $43 million, respectively, of residential mortgage loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $12 million as of both March 31, 2024 and December 31, 2023. All other loans were considered to be performing.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2024 and December 31, 2023. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both March 31, 2024 and December 31, 2023.
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio:

	March 31, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$24	$24
80% - 100%	—	—	5	—	—	60	65
60% - 80%	28	59	26	6	15	129	263
40% - 60%	3	8	46	133	42	386	618
< 40%	—	10	32	48	51	726	867
Total	$31	$77	$109	$187	$108	$1,325	$1,837

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$22	$24
80% - 100%	—	5	—	2	11	50	68
60% - 80%	59	26	6	14	40	106	251
40% - 60%	8	47	133	53	70	348	659
< 40%	10	32	49	40	80	619	830
Total	$77	$110	$188	$109	$203	$1,145	$1,832
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the three months ended March 31, 2024, write-offs of commercial mortgage loans were not material.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions)
East North Central	$191	$189	10%	10%
East South Central	47	52	3	3
Middle Atlantic	113	112	6	6
Mountain	146	138	8	8
New England	27	28	1	2
Pacific	619	624	34	34
South Atlantic	466	465	25	25
West North Central	107	109	6	6
West South Central	121	115	7	6
Total	$1,837	$1,832	100%	100%

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions)
Apartments	$483	$485	26%	26%
Hotel	19	13	1	1
Industrial	313	317	17	17
Mixed use	64	64	4	4
Office	233	241	13	13
Retail	573	561	31	31
Other	152	151	8	8
Total	$1,837	$1,832	100%	100%
Syndicated Loans
The investment in syndicated loans as of March 31, 2024 and December 31, 2023 was $138 million and $145 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of March 31, 2024 and syndicated loans past due were not material as of December 31, 2023. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the three months ended March 31, 2024, write-offs of syndicated loans were not material.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	1	2	3
Risk 3	—	2	—	12	2	10	26
Risk 2	12	20	1	13	3	12	61
Risk 1	5	14	2	12	3	12	48
Total	$17	$36	$3	$37	$9	$36	$138

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$1	$—	$—	$—	$—	$1
Risk 4	—	—	—	1	2	—	3
Risk 3	2	—	12	2	2	10	28
Risk 2	26	3	17	5	11	2	64
Risk 1	14	5	15	3	10	2	49
Total	$42	$9	$44	$11	$25	$14	$145
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, the unpaid balances generally become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $7 million as of both March 31, 2024 and December 31, 2023. For the three months ended March 31, 2024, write-offs of advisor loans were not material.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	March 31, 2024
Termination Status	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Active	$120	$386	$299	$144	$99	$215	$1,263
Terminated	—	—	1	1	3	7	12
Total	$120	$386	$300	$145	$102	$222	$1,275

	December 31, 2023
Termination Status	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Active	$395	$310	$151	$107	$79	$157	$1,199
Terminated	—	2	1	1	4	4	12
Total	$395	$312	$152	$108	$83	$161	$1,211
Consumer Loans
Residential Mortgage Loans
The Company reviews the credit worthiness of the borrower in order to determine the risk of loss on residential mortgage loans. Geographic location and FICO scores are the primary credit quality indicators included in the model that projects the Company’s risk of credit loss over the life of the residential mortgage loan portfolio. Delinquency rates are measured based on the number of days past due. Residential mortgage loans over 30 days past due were $3 million and $2 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, write-offs of residential mortgage loans were not material.
The tables below present the amortized cost basis of residential mortgage loans by year of origination and FICO score:

FICO Score	March 31, 2024
	2024	2023	2022	2021	2020	Total
	(in millions)
> 810	$—	$10	$3	$2	$1	$16
780 - 809	14	64	29	8	6	121
740 - 779	8	85	26	8	5	132
720 - 739	3	16	6	4	—	29
700 - 719	—	8	5	4	1	18
< 699	2	8	3	3	—	16
Total	$27	$191	$72	$29	$13	$332

FICO Score	December 31, 2023
	2023	2022	2021	2020	Total
	(in millions)
> 810	$9	$3	$2	$—	$14
780 - 809	65	29	8	6	108
740 - 779	80	26	8	6	120
720 - 739	15	6	4	1	26
700 - 719	8	5	4	1	18
< 699	7	4	3	—	14
Total	$184	$73	$29	$14	$300
The table below presents the concentrations of credit risk of residential mortgage loans by U.S. region:

	Loans		Percentage
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions)
Minnesota	$200	$178	60%	59%
Other U.S. States	132	122	40	41
Total	$332	$300	100%	100%

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 2% of total credit card receivables as of both March 31, 2024 and December 31, 2023.
The table below presents the amortized cost basis of credit card receivables by FICO score:

FICO Score	March 31, 2024	December 31, 2023
	(in millions)
> 800	$30	$32
750 - 799	26	28
700 - 749	30	30
650 - 699	19	19
< 650	8	8
Total	$113	$117
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Margin Loans
The margin loans balance was $1.0 billion and $1.1 billion as of March 31, 2024 and December 31, 2023, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both March 31, 2024 and December 31, 2023, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $563 million and $537 million as of March 31, 2024 and December 31, 2023, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both March 31, 2024 and December 31, 2023, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $6.3 billion and $6.5 billion as of March 31, 2024 and December 31, 2023, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both March 31, 2024 and December 31, 2023.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the three months ended March 31, 2024 and 2023.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in deferred acquisition costs (“DAC”):

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,496	$208	$35	$5	$110	$534
Capitalization of acquisition costs	6	25	—	—	—	13
Amortization	(30)	(7)	(2)	—	(2)	(11)
Balance at March 31, 2024	$1,472	$226	$33	$5	$108	$536

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,711
Capitalization of acquisition costs	1	—	1	—	1	47
Amortization	(4)	—	—	—	(3)	(59)
Balance at March 31, 2024	$220	$2	$7	$17	$73	$2,699
Other broker dealer acquisition costs						2
Balance at March 31, 2024 including broker dealer acquisition costs						$2,701

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,598	$149	$45	$6	$118	$521
Capitalization of acquisition costs	23	83	—	—	—	57
Amortization	(125)	(24)	(10)	(1)	(8)	(44)
Balance at December 31, 2023	$1,496	$208	$35	$5	$110	$534

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,775
Capitalization of acquisition costs	4	—	4	1	4	176
Amortization	(17)	(1)	—	(2)	(8)	(240)
Balance at December 31, 2023	$223	$2	$6	$17	$75	$2,711
Other broker dealer acquisition costs						2
Balance at December 31, 2023 including broker dealer acquisition costs						$2,713
The following tables summarize the balances of and changes in deferred sales inducement costs (“DSIC”):

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$136	$12	$148
Amortization	(3)	(1)	(4)
Balance at March 31, 2024	$133	$11	$144

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$151	$16	$167
Amortization	(15)	(4)	(19)
Balance at December 31, 2023	$136	$12	$148
8.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Policyholder account balances
Policyholder account balances	$29,229	$27,947

Future policy benefits
Reserve for future policy benefits	7,619	7,763
Deferred profit liability	87	81
Additional liabilities for insurance guarantees	1,336	1,321
Other insurance and annuity liabilities	191	213
Total future policy benefits	9,233	9,378
Policy claims and other policyholders’ funds	205	220
Total policyholder account balances, future policy benefits and claims	$38,667	$37,545
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts issued by the Company contain a guaranteed minimum death benefit (“GMDB”). The Company previously offered contracts with guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum withdrawal benefit (“GMWB”), and guaranteed minimum income benefit (“GMIB”) provisions. See Note 10 for additional information regarding the Company’s variable annuity guarantees. See Note 12 and Note 14 for additional information regarding the Company’s derivative instruments used to hedge risks related to these guarantees.
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
See Note 14 for additional information regarding the Company’s derivative instruments used to hedge the risk related to indexed accounts.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Insurance Liabilities
Universal life (“UL”) policies accumulate cash value that increases by a fixed interest rate. Purchasers of variable universal life (“VUL”) can select from a variety of investment options and can elect to allocate a portion of their account balance to a fixed account or a separate account. A vast majority of the premiums received for VUL policies are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.
Indexed universal life (“IUL”) is a UL policy that includes an indexed account. The rate of credited interest for funds allocated by a contractholder to the indexed account is linked to the performance of the specific index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with freestanding derivative instruments.
See Note 14 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as disability income (“DI”) insurance products. The Company no longer offers standalone long term care (“LTC”) insurance products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	10	955	11	—	30
Policy charges	(3)	—	—	—	—
Surrenders and other benefits	(181)	(74)	(244)	(4)	(28)
Net transfer from (to) separate account liabilities	(7)	—	—	—	—
Variable account index-linked adjustments	—	704	—	—	—
Interest credited	32	—	52	4	3
Balance at March 31, 2024	$4,024	$12,327	$5,801	$307	$449

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$3,999	$11,656	$5,794	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	29	62	46	—	1,143
Policy charges	(44)	(23)	(32)	—	(102)
Surrenders and other benefits	(13)	(21)	(17)	(14)	(596)
Net transfer from (to) separate account liabilities	—	(19)	—	—	(26)
Variable account index-linked adjustments	—	—	—	—	704
Interest credited	12	15	37	4	159
Balance at March 31, 2024	$1,458	$1,583	$2,789	$491	$29,229

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,626	$56,939	$14,215	$139
Cash surrender value (1)	$1,318	$1,072	$2,315	$319

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	73	3,084	47	—	91
Policy charges	(10)	—	—	—	—
Surrenders and other benefits	(759)	(156)	(1,086)	(10)	(127)
Net transfer from (to) separate account liabilities	(25)	—	—	—	—
Variable account index-linked adjustments	—	1,403	—	—	—
Interest credited	142	1	222	5	9
Balance at December 31, 2023	$4,173	$10,742	$5,982	$307	$444

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,146	$10,129	$5,974	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	123	272	193	1	3,884
Policy charges	(176)	(94)	(121)	—	(401)
Surrenders and other benefits	(69)	(78)	(53)	(44)	(2,382)
Net transfer from (to) separate account liabilities	—	(107)	—	—	(132)
Variable account index-linked adjustments	—	—	—	—	1,403
Interest credited	52	56	82	20	589
Balance at December 31, 2023	$1,474	$1,569	$2,755	$501	$27,947

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,740	$57,291	$14,407	$141
Cash surrender value (1)	$1,330	$1,065	$2,271	$326
(1) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. For variable annuities and VUL, the cash surrender value shown is the proportion of the total cash surrender value related to their fixed account liabilities.
Refer to Note 10 for the net amount at risk for market risk benefits (“MRB”) associated with variable and structured variable annuities. Fixed, fixed indexed, and non-life contingent payout annuities do not have net amount at risk in excess of account value. Net amount at risk for insurance products is calculated as the death benefit amount in excess of applicable account values, host, embedded derivative, and separate account liabilities.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

March 31, 2024
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$36	$120	$57	$16	$2	$231
	2%	–	2.99%	132	—	—	—	—	132
	3%	–	3.99%	2,121	3	—	1	—	2,125
	4%	–	5.00%	1,480	—	—	—	—	1,480
	Total			$3,769	$123	$57	$17	$2	$3,968

Fixed accounts of structured variable annuities	1%	–	1.99%	$1	$22	$4	$2	$—	$29
	2%	–	2.99%	11	—	—	—	—	11
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$12	$22	$4	$2	$—	$40

Fixed annuities	1%	–	1.99%	$103	$343	$179	$86	$—	$711
	2%	–	2.99%	31	16	—	—	—	47
	3%	–	3.99%	2,697	—	—	—	—	2,697
	4%	–	5.00%	2,331	—	—	—	—	2,331
	Total			$5,162	$359	$179	$86	$—	$5,786

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$7	$14	$—	$23
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$7	$14	$—	$23

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	50	3	11	—	1	65
	3%	–	3.99%	846	1	3	4	—	854
	4%	–	5.00%	507	2	—	—	—	509
	Total			$1,403	$6	$14	$4	$1	$1,428

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$1	$4	$—	$26	$31
	2%	–	2.99%	12	12	—	1	8	33
	3%	–	3.99%	119	2	3	7	—	131
	4%	–	5.00%	597	8	—	—	—	605
	Total			$728	$23	$7	$8	$34	$800

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$2	$—	$—	$2
	2%	–	2.99%	127	—	—	—	—	127
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$127	$—	$2	$—	$—	$129

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	30	—	—	—	—	30
	4%	–	5.00%	288	—	—	—	—	288
	Total			$318	$—	$—	$—	$—	$318

Total	1%	–	1.99%	$140	$488	$253	$118	$28	$1,027
	2%	–	2.99%	363	31	11	1	9	415
	3%	–	3.99%	5,813	6	6	12	—	5,837
	4%	–	5.00%	5,203	10	—	—	—	5,213
	Total			$11,519	$535	$270	$131	$37	$12,492

Percentage of total account values that reset in:
Next 12 months				100.0%	100.0%	99.5%	100.0%	100.0%	100.0%
> 12 months to 24 months				—	—	0.4	—	—	—
> 24 months				—	—	0.1	—	—	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$43	$131	$52	$15	$2	$243
	2%	–	2.99%	137	1	—	—	—	138
	3%	–	3.99%	2,214	—	—	1	—	2,215
	4%	–	5.00%	1,514	—	—	—	—	1,514
	Total			$3,908	$132	$52	$16	$2	$4,110

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	(2)	(4)	(3)	(9)
Adjusted beginning of year balance	$—	$706	$101	$1,134	$1,941
Issuances	60	16	2	—	78
Interest accrual	—	9	1	14	24
Net premiums collected	(60)	(18)	(2)	(37)	(117)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$713	$102	$1,111	$1,926
Effect of changes in discount rate assumptions	—	(18)	(3)	(6)	(27)
Balance at March 31, 2024	$—	$695	$99	$1,105	$1,899

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(2)	(2)	(6)	(6)	(16)
Adjusted beginning of year balance	$1,220	$1,289	$615	$6,501	$9,625
Issuances	60	16	2	—	78
Interest accrual	14	18	9	81	122
Benefit payments	(39)	(34)	(10)	(104)	(187)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,255	$1,289	$616	$6,478	$9,638
Effect of changes in discount rate assumptions	(75)	6	26	(83)	(126)
Balance at March 31, 2024	$1,180	$1,295	$642	$6,395	$9,512

Adjustment due to reserve flooring	$—	$6	$—	$—	$6

Net liability for future policy benefits	$1,180	$606	$543	$5,290	$7,619
Less: reinsurance recoverable	845	428	21	2,675	3,969
Net liability for future policy benefits, after reinsurance recoverable	$335	$178	$522	$2,615	$3,650

Discounted expected future gross premiums	$—	$1,713	$879	$1,279	$3,871
Expected future gross premiums	$—	$2,909	$1,250	$1,740	$5,899
Expected future benefit payments	$1,786	$2,163	$1,054	$10,741	$15,744

Weighted average interest accretion rate	4.4%	6.3%	6.3%	5.1%
Weighted average discount rate	5.2%	5.3%	5.4%	5.4%

Weighted average duration of liability (in years)	7	7	8	8

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(2)	(18)	(3)	(23)
Adjusted beginning of year balance	$—	$687	$100	$1,236	$2,023
Issuances	177	55	12	—	244
Interest accrual	1	36	5	59	101
Net premiums collected	(178)	(70)	(12)	(158)	(418)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$105	$1,137	$1,950
Effect of changes in discount rate assumptions	—	(5)	(1)	9	3
Balance at December 31, 2023	$—	$703	$104	$1,146	$1,953

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(10)	(1)	(29)	5	(35)
Adjusted beginning of year balance	$1,145	$1,294	$615	$6,583	$9,637
Issuances	177	56	11	—	244
Interest accrual	50	73	37	329	489
Benefit payments	(150)	(132)	(42)	(405)	(729)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,222	$1,291	$621	$6,507	$9,641
Effect of changes in discount rate assumptions	(58)	34	40	54	70
Balance at December 31, 2023	$1,164	$1,325	$661	$6,561	$9,711

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,164	$627	$557	$5,415	$7,763
Less: reinsurance recoverable	880	440	22	2,738	4,080
Net liability for future policy benefits, after reinsurance recoverable	$284	$187	$535	$2,677	$3,683

Discounted expected future gross premiums	$—	$1,764	$904	$1,325	$3,993
Expected future gross premiums	$—	$2,938	$1,269	$1,786	$5,993
Expected future benefit payments	$1,726	$2,166	$1,068	$10,850	$15,810

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.0%
Weighted average discount rate	4.9%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	7	7	8	8
Impacts of the annual review of policy benefit reserves assumptions are reflected within the effect of changes in cash flow assumptions in the disaggregated rollforwards above. The annual review of policy benefit reserves assumptions in the third quarter of 2023 resulted in a net decrease in future policy benefit reserves, primarily due to updates to LTC premium rate increase assumptions.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	9	1	—	10
Benefit accrual	33	2	1	36
Benefit payments	(13)	(3)	(1)	(17)
Effect of actual variances from expected experience	(3)	—	—	(3)
Impact of change in net unrealized (gains) losses on securities	(9)	—	(2)	(11)
Balance at March 31, 2024	$1,242	$81	$13	$1,336

Weighted average interest accretion rate	3.0%	7.1%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	35	5	1	41
Benefit accrual	128	8	2	138
Benefit payments	(50)	(18)	(4)	(72)
Effect of actual variances from expected experience	(13)	11	(2)	(4)
Impact of change in net unrealized (gains) losses on securities	25	1	6	32
Balance at December 31, 2023	$1,225	$81	$15	$1,321

Weighted average interest accretion rate	3.0%	6.9%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statements of Operations was as follows:

	Three Months Ended March 31,
	2024
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$66	$14
Term and whole life insurance	42	9
Disability income insurance	30	8
Long term care insurance	44	67
Total	$182	$98

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Year Ended December 31,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$196	$49
Term and whole life insurance	169	37
Disability income insurance	124	32
Long term care insurance	185	270
Total	$674	$388
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	16	13	29
Amortization	—	(4)	(5)	(9)
Balance at March 31, 2024	$27	$208	$274	$509

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	59	52	112
Amortization	(1)	(13)	(19)	(33)
Balance at December 31, 2023	$27	$196	$266	$489
9.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Variable annuities and variable universal life:
Mutual funds	$77,039	$74,634
Unitized pooled pension funds:
Property/real estate	1,737	1,784
Equity securities	551	553
Debt securities	227	285
Cash and cash equivalents	148	147
Other	51	54
Total	$79,753	$77,457

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$2,823	$77,457
Premiums and deposits	193	121	24	338
Policy charges	(326)	(75)	(1)	(402)
Surrenders and other benefits	(1,650)	(96)	(190)	(1,936)
Investment return	3,628	605	85	4,318
Net transfer from (to) general account	7	(2)	—	5
Other charges	—	—	(27)	(27)
Balance at March 31, 2024	$67,691	$9,348	$2,714	$79,753

Cash surrender value	$66,167	$8,793	$2,714	$77,674

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$3,086	$73,962
Premiums and deposits	835	459	194	1,488
Policy charges	(1,343)	(292)	(7)	(1,642)
Surrenders and other benefits	(5,378)	(317)	(777)	(6,472)
Investment return	8,477	1,250	170	9,897
Net transfer from (to) general account	25	42	—	67
Other charges	—	—	157	157
Balance at December 31, 2023	$65,839	$8,795	$2,823	$77,457

Cash surrender value	$64,280	$8,263	$2,823	$75,366
10.  Market Risk Benefits
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
The following tables summarize the balances of and changes in market risk benefits:

	Three Months Ended March 31,
	2024	2023
	(in millions, except age)
Balance at beginning of period	$335	$1,103
Issuances	5	4
Interest accrual and time decay	(10)	(26)
Reserve increase from attributed fees collected	184	189
Reserve release for benefit payments and derecognition	(4)	(9)
Effect of changes in interest rates and bond markets	(527)	504
Effect of changes in equity markets and subaccount performance	(730)	(392)
Effect of changes in equity index volatility	39	(43)
Actual policyholder behavior different from expected behavior	31	7
Effect of changes in the instrument-specific credit risk on market risk benefits	48	(204)
Balance at end of period	$(629)	$1,133

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,964	$990
Liability position	(1,335)	(2,123)
Net asset (liability) position	$629	$(1,133)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$578	$1,956
Living benefits	$2,233	$2,836
Composite (greater of)	$2,735	$4,596

Weighted average attained age of contractholders	69	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(1,202)	$59
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$48	$(204)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Year Ended December 31,
2023
(in millions, except age)
Balance at beginning of period	$1,103
Issuances	17
Interest accrual and time decay	(53)
Reserve increase from attributed fees collected	788
Reserve release for benefit payments and derecognition	(35)
Effect of changes in interest rates and bond markets	(367)
Effect of changes in equity markets and subaccount performance	(1,267)
Effect of changes in equity index volatility	(67)
Actual policyholder behavior different from expected behavior	5
Effect of changes in other future expected assumptions	128
Effect of changes in the instrument-specific credit risk on market risk benefits	83
Balance at end of period	$335

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,427
Liability position	(1,762)
Net asset (liability) position	$(335)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$913
Living benefits	$2,513
Composite (greater of)	$3,308

Weighted average attained age of contractholders	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(1,551)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$84
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	March 31, 2024
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(629)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.6%
			Surrender rate (2)	0.3%	–	75.0%	3.6%
			Market volatility (3)	0.0%	–	25.2%	10.5%
			Nonperformance risk (4)	75 bps			75 bps
			Mortality rate (5)	0.0%	–	41.6%	1.6%

	December 31, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$335	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.6%
			Surrender rate (2)	0.3%	–	75.0%	3.7%
			Market volatility (3)	0.0%	–	25.2%	10.6%
			Nonperformance risk (4)	85 bps			85 bps
			Mortality rate (5)	0.0%	–	41.6%	1.6%

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
Changes to Significant Inputs and Assumptions:
During the year ended December 31, 2023, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
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
Significant increases (decreases) in mortality assumptions used in the fair value measurement of the death benefit portion of market risk benefits in isolation would have resulted in a significantly higher (lower) liability value whereas significant increases (decreases) in mortality rates used in the fair value measurement of the life contingent portion of market risk benefits in isolation would have resulted in a significantly lower (higher) liability value.
Surrender assumptions, utilization assumptions and mortality assumptions vary with the type of base product, type of rider, duration of the policy, age of the contractholder, calendar year of the projection, previous withdrawal history, and the relationship between the value of the guaranteed benefit and the contract accumulation value.
Determination of Fair Value
The Company values market risk benefits using internal valuation models. These models include observable capital market assumptions and significant unobservable inputs related to implied volatility, contractholder behavior assumptions that include margins for risk, and the Company’s nonperformance risk. These measurements are classified as Level 3.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
11.  Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions)
Long-term debt:
Senior notes due 2024	$550	$550	3.7%	3.7%
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2028	600	600	5.7	5.7
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	750	5.2	5.2
Finance lease liabilities	17	20	N/A	N/A
Other (1)	(19)	(21)	N/A	N/A
Total long-term debt	3,398	3,399

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	201	5.5%	5.6%
Total	$3,599	$3,600
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
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company’s life insurance subsidiary has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities, with an aggregate fair value of $1.1 billion as of both March 31, 2024 and December 31, 2023. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2024 and December 31, 2023. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company’s bank subsidiary had no outstanding obligations to the FHLB as of both March 31, 2024 and December 31, 2023. The Company’s bank subsidiary maintains access to collateralized borrowings from the Federal Reserve. As of both March 31, 2024 and December 31, 2023, there were no outstanding obligations to the Federal Reserve.
In June 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. The interest rate for any borrowing under the agreement for U.S. dollars is a Spread Adjusted Term Secured Overnight Financing Rate (“SOFR”), which is defined as Term SOFR for an interest period selected by the Company plus a credit spread adjustment of 0.10%, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of the Company. In the event of default, an additional 2% interest will accrue during such period of default. As of both March 31, 2024 and December 31, 2023, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both March 31, 2024 and December 31, 2023.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both March 31, 2024 and December 31, 2023, AEIS had no borrowings outstanding.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$740	$3,800	$—	$4,540
Available-for-Sale securities:
Corporate debt securities	—	12,349	505	12,854
Residential mortgage backed securities	—	21,417	25	21,442
Commercial mortgage backed securities	—	6,023	—	6,023
Asset backed securities	—	8,155	1	8,156
State and municipal obligations	—	758	—	758
U.S. government and agency obligations	2,982	—	—	2,982
Foreign government bonds and obligations	—	18	—	18
Other securities	—	13	—	13
Total Available-for-Sale securities	2,982	48,733	531	52,246
Investments at net asset value (“NAV”)				10	(1)
Trading and other securities	292	23	—	315
Separate account assets at NAV				79,753	(1)
Investments and cash equivalents segregated for regulatory purposes	777	—	—	777
Market risk benefits	—	—	1,964	1,964	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	54	54
Other assets:
Interest rate derivative contracts	—	189	—	189
Equity derivative contracts	92	6,731	—	6,823
Foreign exchange derivative contracts	—	25	—	25
Total other assets	92	6,945	—	7,037
Total assets at fair value	$4,883	$59,501	$2,549	$146,696

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$52	$56
IUL embedded derivatives	—	—	888	888
Structured variable annuity embedded derivatives	—	—	1,620	1,620
Total policyholder account balances, future policy benefits and claims	—	4	2,560	2,564	(3)
Market risk benefits	—	—	1,335	1,335	(2)
Customer deposits	—	9	—	9
Other liabilities:
Interest rate derivative contracts	—	347	—	347
Equity derivative contracts	147	4,445	—	4,592
Credit derivative contracts	—	16	—	16
Foreign exchange derivative contracts	—	4	—	4
Other	283	4	71	358
Total other liabilities	430	4,816	71	5,317
Total liabilities at fair value	$430	$4,829	$3,966	$9,225

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$704	$4,325	$—	$5,029
Available-for-Sale securities:
Corporate debt securities	—	12,107	469	12,576
Residential mortgage backed securities	—	21,066	—	21,066
Commercial mortgage backed securities	—	6,050	—	6,050
Asset backed securities	—	8,318	1	8,319
State and municipal obligations	—	760	—	760
U.S. government and agency obligations	2,740	—	—	2,740
Foreign government bonds and obligations	—	18	—	18
Other securities	—	33	—	33
Total Available-for-Sale securities	2,740	48,352	470	51,562
Investments at NAV				10	(1)
Trading and other securities	265	25	—	290
Separate account assets at NAV				77,457	(1)
Investments and cash equivalents segregated for regulatory purposes	699	—	—	699
Market risk benefits	—	—	1,427	1,427	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	51	51
Other assets:
Interest rate derivative contracts	1	184	—	185
Equity derivative contracts	66	4,968	—	5,034
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	1	21	—	22
Total other assets	68	5,177	—	5,245
Total assets at fair value	$4,476	$57,879	$1,948	$141,770

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	873	873
Structured variable annuity embedded derivatives	—	—	1,011	1,011
Total policyholder account balances, future policy benefits and claims	—	3	1,933	1,936	(4)
Market risk benefits	—	—	1,762	1,762	(2)
Customer deposits	—	9	—	9
Other liabilities:
Interest rate derivative contracts	1	304	—	305
Equity derivative contracts	96	3,368	—	3,464
Credit derivative contracts	—	107	—	107
Foreign exchange derivative contracts	1	6	—	7
Other	259	3	76	338
Total other liabilities	357	3,788	76	4,221
Total liabilities at fair value	$357	$3,800	$3,771	$7,928
(1) Amounts are comprised of financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) See Note 10 for additional information related to market risk benefits, including the balances of and changes in market risk benefits as well as the significant inputs and assumptions used in the fair value measurements of market risk benefits.
(3) The Company’s adjustment for nonperformance risk resulted in a $197 million cumulative decrease to the embedded derivatives as of March 31, 2024.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(4) The Company’s adjustment for nonperformance risk resulted in a $195 million cumulative decrease to the embedded derivatives as of December 31, 2023.
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$469	$—	$1	$470		$51
Total gains (losses) included in:
Net income	—	—	—	—	(1)	4
Other comprehensive income (loss)	(3)	—	—	(3)		—
Purchases	52	25	—	77		—
Settlements	(13)	—	—	(13)		(1)
Balance at March 31, 2024	$505	$25	$1	$531		$54

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2024	$(3)	$—	$—	$(3)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933	$76
Total (gains) losses included in:
Net income	4	(2)	42	(2)	628	(3)	674	—	(4)
Issues	—		6		37		43	3
Settlements	(1)		(33)		(56)		(90)	(8)
Balance at March 31, 2024	$52		$888		$1,620		$2,560	$71

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2024	$—		$42	(2)	$628	(3)	$670	$—

	Available-for-Sale Securities			Receivables
	Corporate Debt Securities	Asset Backed Securities	Total	Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$405	$6	$411	$48
Total gains (losses) included in:
Other comprehensive income (loss)	8	—	8	—
Purchases	55	—	55	—
Settlements	(28)	(1)	(29)	—
Balance at March 31, 2023	$440	$5	$445	$48

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2023	$8	$—	$8	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(5)	$646	$62
Total (gains) losses included in:
Net income	1	(2)	38	(2)	263	(3)	302	—	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		24		12		36	14
Settlements	(1)		(30)		4		(27)	(7)
Balance at March 31, 2023	$44		$771		$142		$957	$70

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2023	$—		$38	(2)	$263	(3)	$301	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and the amount is presented as a contra liability.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was nil and $57 million, net of the reinsurance accrual, for the three months ended March 31, 2024 and 2023, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$505	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	2.3%	1.3%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	4.0%			4.0%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	27.0%			27.0%
			Constant prepayment rate	12.0%			12.0%
			Loss recovery	55.0%			55.0%
Fixed deferred indexed annuity ceded embedded derivatives	$54	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$52	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	75 bps			75 bps
IUL embedded derivatives	$888	Discounted cash flow	Nonperformance risk (4)	75 bps			75 bps
Structured variable annuity embedded derivatives	$1,620	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.6%
			Nonperformance risk (4)	75 bps			75 bps
Contingent consideration liabilities	$71	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	2.9%

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $38 million and $41 million as of March 31, 2024 and December 31, 2023, respectively, and is classified as Level 3 in the fair value hierarchy.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,155	$—	$308	$1,699	$2,007
Policy loans	926	—	926	—	926
Receivables	9,415	281	1,583	6,368	8,232
Restricted and segregated cash	814	814	—	—	814
Other investments and assets	332	—	282	51	333

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$17,404	$—	$—	$14,938	$14,938
Investment certificate reserves	13,202	—	—	13,152	13,152
Banking and brokerage deposits	23,806	23,806	—	—	23,806
Separate account liabilities — investment contracts	3,069	—	3,069	—	3,069
Debt and other liabilities	3,912	309	3,572	4	3,885

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,118	$—	$280	$1,692	$1,972
Policy loans	912	—	912	—	912
Receivables	9,453	146	1,621	6,577	8,344
Restricted and segregated cash	936	936	—	—	936
Other investments and assets	338	—	283	55	338

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$16,641	$—	$—	$14,243	$14,243
Investment certificate reserves	13,461	—	—	13,420	13,420
Banking and brokerage deposits	23,886	23,886	—	—	23,886
Separate account liabilities — investment contracts	3,155	—	3,155	—	3,155
Debt and other liabilities	3,769	166	3,610	5	3,781
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

Index
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$6,985	$—	$6,985	$(4,833)	$(1,591)	$(487)	$74
OTC cleared	5	—	5	(4)	—	—	1
Exchange-traded	47	—	47	(7)	—	—	40
Total derivatives	7,037	—	7,037	(4,844)	(1,591)	(487)	115
Securities borrowed	281	—	281	(27)	—	(249)	5
Total	$7,318	$—	$7,318	$(4,871)	$(1,591)	$(736)	$120

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,197	$—	$5,197	$(3,707)	$(1,114)	$(357)	$19
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	39	—	39	(18)	—	—	21
Total derivatives	5,245	—	5,245	(3,734)	(1,114)	(357)	40
Securities borrowed	146	—	146	(32)	—	(111)	3
Total	$5,391	$—	$5,391	$(3,766)	$(1,114)	$(468)	$43
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,944	$—	$4,944	$(4,833)	$—	$(106)	$5
OTC cleared	8	—	8	(4)	—	—	4
Exchange-traded	7	—	7	(7)	—	—	—
Total derivatives	4,959	—	4,959	(4,844)	—	(106)	9
Securities loaned	309	—	309	(27)	—	(275)	7
Total	$5,268	$—	$5,268	$(4,871)	$—	$(381)	$16

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,829	$—	$3,829	$(3,707)	$(36)	$(78)	$8
OTC cleared	35	—	35	(9)	—	—	26
Exchange-traded	19	—	19	(18)	—	—	1
Total derivatives	3,883	—	3,883	(3,734)	(36)	(78)	35
Securities loaned	163	—	163	(32)	—	(126)	5
Total	$4,046	$—	$4,046	$(3,766)	$(36)	$(204)	$40
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts – net investment hedges	$—	$—	$—	$61	$—	$3
Total qualifying hedges	—	—	—	61	—	3

Derivatives not designated as hedging instruments
Interest rate contracts	42,005	189	347	42,523	185	305
Equity contracts	90,473	6,823	4,592	83,080	5,034	3,464
Credit contracts	3,119	—	16	3,436	4	107
Foreign exchange contracts	3,257	25	4	3,262	22	4
Total non-designated hedges	138,854	7,037	4,959	132,301	5,245	3,880

Embedded derivatives
IUL	N/A	—	888	N/A	—	873
Fixed deferred indexed annuities and deposit receivables	N/A	54	56	N/A	51	52
Structured variable annuities (3)	N/A	—	1,620	N/A	—	1,011
SMC	N/A	—	9	N/A	—	9
Total embedded derivatives	N/A	54	2,573	N/A	51	1,945
Total derivatives	$138,854	$7,091	$7,532	$132,362	$5,296	$5,828
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
(3) The fair value of the structured variable annuity embedded derivatives as of March 31, 2024 included $1.6 billion of individual contracts in a liability position and $1 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2023 included $1.0 billion of individual contracts in a liability position and $15 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2024 and December 31, 2023, investment securities with a fair value of $1.6 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $390 million and $145 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of March 31, 2024 and December 31, 2023, investment securities with a fair value of $497 million and $376 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $417 million and $314 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2024 and December 31, 2023, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both March 31, 2024 and December 31, 2023, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2024
Interest rate contracts	$—	$—	$—	$—	$(8)	$(533)	$—
Equity contracts	(2)	1	66	32	598	(559)	6
Credit contracts	—	—	(1)	—	—	65	—
Foreign exchange contracts	—	—	—	—	—	34	(3)
IUL embedded derivatives	—	—	—	(9)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(1)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(628)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—	—
Total gain (loss)	$(2)	$—	$65	$22	$(38)	$(993)	$3

Three Months Ended March 31, 2023
Interest rate contracts	$—	$—	$—	$—	$6	$247	$—
Equity contracts	(1)	1	43	19	164	(462)	3
Credit contracts	—	—	1	—	—	(33)	—
Foreign exchange contracts	—	—	—	—	—	(8)	3
IUL embedded derivatives	—	—	—	(8)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(1)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(263)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—	—
Total gain (loss)	$(1)	$(1)	$44	$10	$(93)	$(256)	$6
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of March 31, 2024:

	Premiums Payable	Premiums Receivable
	(in millions)
2024 (1)	$98	$7
2025	120	20
2026	246	88
2027	20	—
2028	30	—
2029 - 2031	368	—
Total	$882	$115
(1) 2024 amounts represent the amounts payable and receivable for the period from April 1, 2024 to December 31, 2024.
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
As discussed in Note 10, the Company issues variable annuity contracts that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. The Company economically hedges its obligations under these market risk benefits using options, swaptions, swaps and futures.
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
Cash Flow Hedges
The Company has designated derivative instruments as a cash flow hedge for interest rate exposure on forecasted debt interest payments. For derivative instruments that qualify as cash flow hedges, the gains or losses on the derivative instruments are reported in AOCI and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented within the same line item as the earnings impact of the hedged item in Interest and debt expense.
For both the three months ended March 31, 2024 and 2023, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of March 31, 2024 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is $0.8 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 12 years and relates to forecasted debt interest payments. See Note 15 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended March 31, 2024 and 2023, the Company recognized an immaterial gain and a loss of $2 million, respectively, in other comprehensive income (loss) (“OCI”).
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 13 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2024 and December 31, 2023, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $41 million and $65 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2024 and December 31, 2023 was $39 million and $58 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2024 and December 31, 2023 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $2 million and $7 million, respectively.
15.  Shareholders’ Equity
The following table presents the amounts related to each component of OCI:

	Three Months Ended March 31,
	2024			2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(236)	$52	$(184)	$566	$(124)	$442
Reclassification of net (gains) losses on securities included in net income (2)	—	—	—	(3)	1	(2)
Impact of benefit reserves and reinsurance recoverables	8	(2)	6	(12)	2	(10)
Net unrealized gains (losses) on securities	(228)	50	(178)	551	(121)	430
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	—	—	—	3	(1)	2
Net unrealized gains (losses) on derivatives	—	—	—	3	(1)	2
Effect of changes in discount rate assumptions on certain long-duration contracts	88	(19)	69	(83)	18	(65)
Effect of changes in instrument-specific credit risk on MRBs	(48)	11	(37)	204	(43)	161
Foreign currency translation	(18)	—	(18)	42	(9)	33
Total other comprehensive income (loss)	$(206)	$42	$(164)	$717	$(156)	$561
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at January 1, 2024	$(1,241)	$5	$(126)	$(85)	$(60)	$(258)	$(1)	$(1,766)
OCI before reclassifications	(178)	—	69	(37)	—	(18)	—	(164)
Total OCI	(178)	—	69	(37)	—	(18)	—	(164)
Balance at March 31, 2024	$(1,419)	$5	$(57)	$(122)	$(60)	$(276)	$(1)	$(1,930)

Balance at January 1, 2023	$(2,043)	$3	$(72)	$(20)	$(75)	$(338)	$(1)	$(2,546)
OCI before reclassifications	432	2	(65)	161	—	33	—	563
Amounts reclassified from AOCI	(2)	—	—	—	—	—	—	(2)
Total OCI	430	2	(65)	161	—	33	—	561
Balance at March 31, 2023	$(1,613)	$5	$(137)	$141	$(75)	$(305)	$(1)	$(1,985)
For the three months ended March 31, 2024 and 2023, the Company repurchased a total of 1.2 million shares and 1.6 million shares, respectively, of its common stock for an aggregate cost of $507 million and $506 million, respectively. On July 24, 2023, the Company’s Board of Directors authorized an additional $3.5 billion for the repurchase of the Company’s common stock through September 30, 2025. As of March 31, 2024, the Company had $2.6 billion remaining under this share repurchase authorization.
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
For the three months ended March 31, 2024 and 2023, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $99 million and $87 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2024 and 2023, the Company reacquired 0.2 million shares and 0.2 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $99 million and $63 million, respectively.
During the three months ended March 31, 2024 and 2023, the Company reissued 0.7 million and 0.6 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
16.  Income Taxes
The Company’s effective tax rate was 18.8% and 15.9% for the three months ended March 31, 2024 and 2023, respectively.
The effective tax rate for the three months ended March 31, 2024 was lower than the statutory rate as a result of tax preferred items including incentive compensation and foreign tax credits net of addback, partially offset by state income taxes, net of federal benefit.
The effective tax rate for the three months ended March 31, 2023 was lower than the statutory rate as a result of tax preferred items including incentive compensation, foreign tax credits net of addback, the dividends received deduction and low income housing tax credits, partially offset by state income taxes, net of federal benefit.
The higher effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily the result of higher pretax income and a decrease in foreign tax credits net of addback, partially offset by an increase in incentive compensation compared to the prior period.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $32 million, net of federal benefit, which will expire beginning December 31, 2024 and foreign net operating losses of $42 million, which do not expire.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of March 31, 2024, management believes it is more likely than not that the Company will not realize certain state net operating losses of $31 million, state deferred tax assets of $2 million (both net of federal benefit), and foreign net operating losses of $33 million; therefore, a valuation allowance has been established. The valuation allowance was $66 million and $65 million as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Company had $156 million and $150 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $126 million and $120 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2024 and December 31, 2023, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $27 million in the next 12 months primarily due to expected exam closures and state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $2 million and $1 million in interest and penalties for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had a payable of $28 million and $26 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently auditing the Company’s U.S. income tax returns for 2019 and 2020. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2017 through 2021.
The Company is an applicable corporation required to compute corporate alternative minimum tax (“CAMT”); however, based on current estimates the Company does not expect to be liable for the CAMT in 2024 and therefore a liability has not been recorded.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. Various jurisdictions that the Company operates in have enacted or substantively enacted legislation that became effective beginning January 1, 2024. The Company intends to rely on Pillar Two transitional safe harbors where available and, based on its current estimate, has not recorded any Pillar Two tax liabilities. The Company continues to monitor the adoption and implementation of these rules and evaluate the potential impact on its consolidated financial statements.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic and foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries regarding certain subjects, including from time to time: sales and distribution of, and disclosure practices related to, mutual and other pooled funds, exchange traded funds, private funds, segregated accounts, annuities, equity and fixed income securities, real estate investment trusts, insurance products, banking products and financial advice offerings, including managed accounts; wholesaler activity; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
activity; recordkeeping requirements; and transaction monitoring systems and controls. The Company is cooperating with the applicable regulators. In connection with one such matter, the Company has responded to SEC document and information requests regarding the preservation of certain business-related communications sent on electronic messaging platforms that have not been approved by the Company. During 2023, the Company recorded a $50 million accrual for this matter within our introducing broker dealer subsidiary. The Company has reached an agreement in principle with the Staff, subject to Commission approval, that it believes resolves this matter. As of March 31, 2024, the related liability was $50 million.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2024 and December 31, 2023, the estimated liability was $34 million. As of both March 31, 2024 and December 31, 2023, the related premium tax asset was $29 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
18.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share amounts)
Numerator:
Net income	$990	$417

Denominator:
Basic: Weighted-average common shares outstanding	102.8	107.9
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.8	2.1
Diluted: Weighted-average common shares outstanding	104.6	110.0

Earnings per share:
Basic	$9.63	$3.86
Diluted	$9.46	$3.79
The calculation of diluted earnings per share excludes the incremental effect of nil and 0.3 million options for the three months ended March 31, 2024 and 2023, respectively, due to their anti-dilutive effect.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2024	December 31, 2023
	(in millions)
Advice & Wealth Management	$42,937	$42,983
Asset Management	7,045	7,288
Retirement & Protection Solutions	113,392	108,451
Corporate & Other	16,457	16,469
Total assets	$179,831	$175,191

	Three Months Ended March 31,
	2024	2023
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,560	$2,265
Asset Management	855	799
Retirement & Protection Solutions	912	824
Corporate & Other	121	126
Elimination of segment revenues (1)	(348)	(316)
Total segment adjusted operating net revenues	4,100	3,698
Adjustments:
Net realized investment gains (losses)	—	3
Market impact on non-traditional long-duration products	2	—
Revenue attributable to consolidated investment entities	44	41
Total net revenues per consolidated statements of operations	$4,146	$3,742
(1) Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2024 and 2023 in each segment as follows: Advice & Wealth Management ($225 million and $201 million, respectively); Asset Management ($24 million and $17 million, respectively); Retirement & Protection Solutions ($106 million and $102 million, respectively); and Corporate & Other ($(7) million and $(4) million, respectively).

	Three Months Ended March 31,
	2024	2023
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$762	$693
Asset Management	206	165
Retirement & Protection Solutions	199	194
Corporate & Other	(89)	(74)
Total segment adjusted operating earnings	1,078	978
Adjustments:
Net realized investment gains (losses)	—	3
Market impact on non-traditional long-duration products	140	(475)
Integration/restructuring charges	—	(10)
Net income (loss) attributable to consolidated investment entities	1	—
Pretax income per consolidated statements of operations	$1,219	$496

Index
AMERIPRISE FINANCIAL, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024 (“2023 10-K”), as well as our quarterly reports on Form 10-Q and current reports on Form 8-K. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a nearly 130-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.4 trillion in assets under management and administration as of March 31, 2024. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
We operate our business in the broader context of the macroeconomic forces around us, including the global and U.S. economies, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, pandemics, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed in Item 1A, “Risk Factors” in our 2023 10-K and other factors as discussed herein.
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

Index
AMERIPRISE FINANCIAL, INC.
The market impact on non-traditional long-duration products includes changes in market risk benefits and embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections. The market impact also includes certain valuation adjustments made in accordance with Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of our life insurance subsidiary’s nonperformance spread.
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
The following table reconciles our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net income (loss)	$990	$417	$9.46	$3.79
Less Adjustments:
Net realized investment gains (losses) (1)	—	3	—	0.03
Market impact on non-traditional long-duration products (1)	140	(475)	1.34	(4.32)
Integration/restructuring charges (1)	—	(10)	—	(0.09)
Net income (loss) attributable to CIEs	1	—	0.01	—
Tax effect of adjustments (2)	(29)	101	(0.28)	0.92
Adjusted operating earnings	$878	$798	$8.39	$7.25

Weighted average common shares outstanding:
Basic	102.8	107.9
Diluted	104.6	110.0
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

Index
AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended March 31,
	2024	2023
	(in millions)
Net income	$3,129	$2,741
Less: Adjustments (1)	(62)	(266)
Adjusted operating earnings	3,191	3,007

Total Ameriprise Financial, Inc. shareholders’ equity	4,331	4,032
Less: AOCI, net of tax	(2,174)	(2,037)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,505	6,069
Less: Equity impacts attributable to CIEs	(4)	(1)
Adjusted operating equity	$6,509	$6,070

Return on equity, excluding AOCI	48.1%	45.2%
Adjusted operating return on equity, excluding AOCI (2)	49.0%	49.5%
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
The following table reconciles GAAP total equity to Available Capital for Capital Adequacy:

	March 31, 2024	December 31, 2023
	(in millions)
Ameriprise Financial, Inc. GAAP total equity	$4,879	$4,729
Less: AOCI	(1,930)	(1,766)
Ameriprise Financial, Inc. GAAP total equity, excluding AOCI	6,809	6,495
Less: RiverSource Life Insurance Company GAAP equity, excluding AOCI	2,017	1,851
Add: RiverSource Life Insurance Company statutory total adjusted capital	2,637	3,093
Less: Goodwill and intangibles	2,603	2,622
Add: Other adjustments	309	303
Available Capital for Capital Adequacy	$5,135	$5,418
Critical Accounting Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates” in our 2023 10-K.
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

Index
AMERIPRISE FINANCIAL, INC.
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three Months Ended March 31,
	2024	2023	Change
S&P 500
Daily average	4,996	3,998	25%
Period end	5,254	4,109	28%
Weighted Equity Index (“WEI”) (1)
Daily average	3,218	2,664	21%
Period end	3,379	2,718	24%
(1) Weighted Equity Index is an Ameriprise calculated proxy for equity market movements calculated using a weighted average of the S&P 500, Russell 2000, Russell Midcap and MSCI EAFE indices based on North America distributed equity assets.
See our segment results of operations discussion below for additional information on how changes in the economic environment have and may continue to impact our results. For further information regarding the impact of the economic environment on our results of operations and financial condition, and potentially material effects, see Part 1 - Item 1A “Risk Factors” of our 2023 10-K.
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
The following table presents detail regarding our AUM and AUA:

	March 31,		Change
	2024	2023
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$518.1	$431.4	$86.7	20%
Asset Management AUM	652.1	607.7	44.4	7
Corporate AUM	0.4	0.2	0.2	NM
Eliminations	(43.2)	(38.0)	(5.2)	(14)
Total Assets Under Management	1,127.4	1,001.3	126.1	13
Total Assets Under Administration	297.5	234.3	63.2	27
Total AUM and AUA	$1,424.9	$1,235.6	$189.3	15%
NM  Not Meaningful - variance equal to or greater than 100%.
Total AUM increased $126.1 billion, or 13%, to $1.1 trillion as of March 31, 2024 compared to $1.0 trillion as of March 31, 2023 due to an $86.7 billion increase in Advice & Wealth Management AUM driven by equity market appreciation and wrap account net inflows, and a $44.4 billion increase in Asset Management AUM primarily driven by equity market appreciation. Total AUA increased $63.2 billion, or 27%, to $297.5 billion as of March 31, 2024 compared to the prior year period primarily driven by equity market appreciation and an increase in third-party money market funds and brokered CDs. See our segment results of operations discussion below for additional information on changes in our AUM.

Index
AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended March 31, 2024 and 2023
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$2,399	$2,137	$262	12%
Distribution fees	506	517	(11)	(2)
Net investment income	901	698	203	29
Premiums, policy and contract charges	390	362	28	8
Other revenues	129	131	(2)	(2)
Total revenues	4,325	3,845	480	12
Banking and deposit interest expense	179	103	76	74
Total net revenues	4,146	3,742	404	11
Expenses
Distribution expenses	1,419	1,226	193	16
Interest credited to fixed accounts	132	164	(32)	(20)
Benefits, claims, losses and settlement expenses	295	301	(6)	(2)
Remeasurement (gains) losses of future policy benefit reserves	(4)	(5)	1	20
Change in fair value of market risk benefits	(18)	489	(507)	NM
Amortization of deferred acquisition costs	61	62	(1)	(2)
Interest and debt expense	82	72	10	14
General and administrative expense	960	937	23	2
Total expenses	2,927	3,246	(319)	(10)
Pretax income	1,219	496	723	NM
Income tax provision	229	79	150	NM
Net income	$990	$417	$573	NM
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income increased $723 million for the three months ended March 31, 2024 compared to the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was a benefit of $140 million for the three months ended March 31, 2024 compared to an expense of $475 million for the prior year period.
•A favorable impact from higher average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, increased 21% in the quarter compared to the prior year period. The average S&P 500 index was 25% higher in the quarter compared to the prior year period.
•A favorable impact from the trend in rising interest rates on the investment portfolio yield, along with higher balances in bank, certificate and structured variable annuities (“SVA”) products.
•An unfavorable impact from the cumulative impact of Asset Management net outflows.
Net Revenues
Management and financial advice fees increased $262 million, or 12%, for the three months ended March 31, 2024 compared to the prior year period reflecting market appreciation and continued wrap account net inflows, partially offset by the cumulative impact of Asset Management net outflows.
Distribution fees decreased $11 million, or 2%, for the three months ended March 31, 2024 compared to the prior year period due to $76 million of lower fees on off-balance sheet brokerage cash due to a decrease in average balances, partially offset by strong transactional activity.

Index
AMERIPRISE FINANCIAL, INC.
Net investment income increased $203 million, or 29%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting:
•The favorable impact of growth in Ameriprise Bank, FSB (“Ameriprise Bank”) customer deposits and certificate business as a result of the market environment along with higher average balances due to the growth in SVAs.
•The favorable impact of the trend in rising interest rates on the investment portfolio yield.
Premiums, policy and contract charges increased $28 million, or 8%, for the three months ended March 31, 2024 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Banking and deposit interest expense increased $76 million for the three months ended March 31, 2024 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and Ameriprise Bank cash deposits.
Expenses
Distribution expenses increased $193 million, or 16%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as continued investments in recruiting experienced advisors.
Interest credited to fixed accounts decreased $32 million, or 20%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting the following items:
•A $78 million decrease in expense from other market impacts on indexed universal life (“IUL”) benefits, net of hedges, which was a benefit of $32 million for the three months ended March 31, 2024 compared to an expense of $46 million for the prior year period. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior period, which reflected less discounting due to lower Treasury rates, partially offset by lower option costs due to a lower new money rate.
•A $47 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $17 million for the three months ended March 31, 2024 compared to a favorable impact of $30 million for the prior year period.
Benefits, claims, losses and settlement expenses decreased $6 million, or 2%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting the following items:
•A $68 million decrease in expense from market impacts on SVA embedded derivative, net of hedges in place to offset those risks. This decrease was primarily the result of a favorable $421 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $340 million change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in an lower expense for the three months ended March 31, 2024 compared to the prior year period.
•Partially offset by the impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Change in fair value of market risk benefits decreased $507 million, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting the following items:
•A $520 million decrease in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This decrease was the result of a favorable $1.3 billion change in the market impact on variable annuity guaranteed benefits reserves and an unfavorable $738 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for the three months ended March 31, 2024 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2024 compared to an expense for the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the three months ended March 31, 2024 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a higher net expense for the three months ended March 31, 2024 compared to the prior year period.
Interest and debt expense increased $10 million, or 14%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting the issuance of $750 million and $600 million of unsecured senior notes in March 2023 and November 2023, respectively, partially offset by the maturity of $750 million of unsecured senior notes in October 2023.

Index
AMERIPRISE FINANCIAL, INC.
General and administrative expense increased $23 million, or 2%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting higher volume related expenses and investments for business growth, an unfavorable change in the mark-to-market impact on share-based compensation due to share price appreciation, partially offset by higher one-time expenses in the prior year period.
Income Taxes
Our effective tax rate was 18.8% for the three months ended March 31, 2024 compared to 15.9% for the prior year period. The increase in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to higher pretax income and a decrease in foreign tax credits net of addback, partially offset by an increase in incentive compensation compared to the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended March 31, 2024 and 2023
The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Advice & Wealth Management
Net revenues	$2,560	$2,265
Expenses	1,798	1,572
Adjusted operating earnings	$762	$693
Asset Management
Net revenues	$855	$799
Expenses	649	634
Adjusted operating earnings	$206	$165
Retirement & Protection Solutions
Net revenues	$912	$824
Expenses	713	630
Adjusted operating earnings	$199	$194
Corporate & Other
Net revenues	$121	$126
Expenses	210	200
Adjusted operating loss	$(89)	$(74)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2024	2023
	(in billions)
Beginning balance	$488.2	$412.1
Net flows	6.5	6.2
Market appreciation (depreciation) and other	27.0	16.4
Ending balance	$521.7	$434.7

Advisory wrap account assets ending balance (1)	$516.5	$430.1
Average advisory wrap account assets (2)	$490.7	$419.5
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended March 31, 2024 and 2023, which is reflective of our billing cycle.
Ending wrap account assets increased $33.5 billion, or 7%, to $521.7 billion during the three months ended March 31, 2024 due to market appreciation and other of $27.0 billion and net inflows of $6.5 billion. Average advisory wrap account assets increased $71.2 billion, or 17%, compared to the prior year period reflecting market appreciation and net inflows.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$1,509	$1,299	$210	16%
Distribution fees	598	593	5	1
Net investment income	560	409	151	37
Other revenues	72	67	5	7
Total revenues	2,739	2,368	371	16
Banking and deposit interest expense	179	103	76	74
Total net revenues	2,560	2,265	295	13
Expenses
Distribution expenses	1,369	1,173	196	17
Interest and debt expense	9	7	2	29
General and administrative expense	420	392	28	7
Total expenses	1,798	1,572	226	14
Adjusted operating earnings	$762	$693	$69	10%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $69 million, or 10%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting market appreciation, higher short-term interest rates and growth in bank cash deposits and certificate products along with the cumulative impact of client net flows. Pretax adjusted operating margin was 29.8% for the for the three months ended March 31, 2024 compared to 30.6% for the prior year period.
Ameriprise Bank is continuing its deposit growth trend, with bank deposit balances increasing $1.3 billion from the prior year period to $21.3 billion. The daily average interest-bearing deposit balance increased to $21.3 billion for the three months ended March 31, 2024 compared to $19.0 billion for the prior year period with the average interest rate paid on deposits increasing to 0.42% for the three months ended March 31, 2024 from 0.36% for the prior year period. Profitability at the bank increased compared to the prior year period primarily reflecting increased interest rates along with the trend in deposit growth. The Ameriprise Certificate Company experienced strong growth given the current interest rate environment with client deposits increasing $2.1 billion from the prior year period to $13.2 billion.
Net Revenues
Management and financial advice fees increased $210 million, or 16%, for the three months ended March 31, 2024 compared to the prior year period primarily due to higher average wrap account assets. Average advisory wrap account assets increased $71.2 billion, or 17%, compared to the prior year period reflecting market appreciation and net inflows.
Distribution fees increased $5 million, or 1%, for the three months ended March 31, 2024 compared to the prior year period reflecting strong transactional activity, partially offset by $76 million of lower fees on off-balance sheet brokerage cash due to a decrease in average balances.
Net investment income, which excludes net realized investment gains or losses, increased $151 million, or 37%, for the three months ended March 31, 2024 compared to the prior year period primarily due to higher average invested assets due to increased bank and certificate deposits and the favorable impact of increased short-term interest rates, including higher investment yields on the investment portfolio supporting the bank and certificate products.
Banking and deposit interest expense increased $76 million, or 74%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting higher average crediting rates and higher average balances on certificates and bank cash deposits.
Expenses
Distribution expenses increased $196 million, or 17%, for the three months ended March 31, 2024 compared to the prior year period reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as continued investments in recruiting experienced advisors.
General and administrative expense increased $28 million, or 7%, for the three months ended March 31, 2024 compared to the prior year period primarily due to higher volume related expenses and investments for business growth.

Index
AMERIPRISE FINANCIAL, INC.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of March 31, 2024:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	61%	66%	80%	89%
Fixed Income	74%	53%	75%	85%
Asset Allocation	87%	59%	82%	90%

4- or 5-star Morningstar rated funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	117	71	93	104
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 89 Columbia funds rated (based on primary share class), 3 received a 5-star Overall Rating and 38 received a 4-star Overall Rating. Out of 145 Threadneedle funds rated (based on highest-rated share class), 22 received a 5-star Overall Rating and 54 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

The following table presents global managed assets by type:					Average (1)		Change
	As of March 31,		Change		Three Months Ended March 31,
	2024	2023			2024	2023
	(in billions)
Equity	$341.4	$309.0	$32.4	10%	$330.3	$308.6	$21.7	7%
Fixed income	236.6	224.7	11.9	5	235.5	217.8	17.7	8
Money market	22.2	22.2	—	—	22.6	22.1	0.5	2
Alternative	33.0	34.7	(1.7)	(5)	33.2	34.7	(1.5)	(4)
Hybrid and other	18.9	17.1	1.8	11	18.5	16.9	1.6	9
Total managed assets	$652.1	$607.7	$44.4	7%	$640.1	$600.1	$40.0	7%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended March 31,
	2024	2023
	(in billions)
Global Retail Funds
Beginning assets	$334.9	$309.3
Inflows	14.0	12.1
Outflows	(16.3)	(16.4)
Net VP/VIT fund flows	(1.5)	(1.2)
Net new flows	(3.8)	(5.5)
Reinvested dividends	1.0	0.9
Net flows	(2.8)	(4.6)
Distributions	(1.2)	(1.0)
Market appreciation (depreciation) and other	19.4	16.0
Foreign currency translation (1)	(0.7)	1.7
Total ending assets	349.6	321.4

Global Institutional
Beginning assets	302.0	274.7
Inflows (2)	9.3	12.8
Outflows (2)	(12.2)	(10.7)
Net flows	(2.9)	2.1
Market appreciation (depreciation) and other (3)	4.8	6.4
Foreign currency translation (1)	(1.4)	3.1
Total ending assets	302.5	286.3

Total managed assets	$652.1	$607.7
Total net flows	$(5.7)	$(2.5)

Legacy insurance partners net flows (4)	$(0.8)	$(0.8)
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
Total segment AUM increased $15.2 billion, or 2%, during the three months ended March 31, 2024 primarily due to equity market appreciation, partially offset by net outflows.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$742	$694	$48	7%
Distribution fees	95	90	5	6
Net investment income	11	9	2	22
Other revenues	7	6	1	17
Total revenues	855	799	56	7
Banking and deposit interest expense	—	—	—	—
Total net revenues	855	799	56	7
Expenses
Distribution expenses	242	230	12	5
Amortization of deferred acquisition costs	2	1	1	NM
Interest and debt expense	2	2	—	—
General and administrative expense	403	401	2	—
Total expenses	649	634	15	2
Adjusted operating earnings	$206	$165	$41	25%
NM Not Meaningful - variance equal to or greater than 100%.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $41 million, or 25%, for the three months ended March 31, 2024 compared to the prior year period primarily due to equity market appreciation, partially offset by the cumulative impact from net outflows.
Net Revenues
Management and financial advice fees increased $48 million, or 7%, for the three months ended March 31, 2024 compared to the prior year period primarily due to equity market appreciation and an increase in performance fees, partially offset by the cumulative impact from net outflows.
Distribution fees increased $5 million, or 6%, for the three months ended March 31, 2024 compared to the prior year period primarily due to market appreciation.
Expenses
Distribution expenses increased $12 million, or 5%, for the three months ended March 31, 2024 compared to the prior year period primarily due to market appreciation, partially offset by the cumulative impact from net outflows.

Index
AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$189	$183	$6	3%
Distribution fees	104	97	7	7
Net investment income	243	195	48	25
Premiums, policy and contract charges	374	346	28	8
Other revenues	2	3	(1)	(33)
Total revenues	912	824	88	11
Banking and deposit interest expense	—	—	—	—
Total net revenues	912	824	88	11
Expenses
Distribution expenses	124	110	14	13
Interest credited to fixed accounts	91	88	3	3
Benefits, claims, losses and settlement expenses	224	162	62	38
Remeasurement (gains) losses of future policy benefit reserves	(2)	(3)	1	33
Change in fair value of market risk benefits	129	115	14	12
Amortization of deferred acquisition costs	57	58	(1)	(2)
Interest and debt expense	12	13	(1)	(8)
General and administrative expense	78	87	(9)	(10)
Total expenses	713	630	83	13
Adjusted operating earnings	$199	$194	$5	3%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $5 million, or 3%, for the three months ended March 31, 2024 compared to the prior year period, primarily reflecting higher interest rates and market appreciation, partially offset by higher expenses associated with increased sales.
Variable annuity account balances increased 9% to $84.0 billion as of March 31, 2024 compared to the prior year period due to market appreciation, partially offset by net outflows of $3.2 billion. Variable annuity sales increased 32% compared to the prior year period reflecting an increase in sales of SVAs. Account values with living benefit riders declined to 53% as of March 31, 2024 compared to 57% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Management and financial advice fees increased $6 million, or 3%, for the three months ended March 31, 2024 compared to the prior year period primarily due to market appreciation, partially offset by the impact from variable annuity net outflows.
Distribution fees increased $7 million, or 7%, for the three months ended March 31, 2024 compared to the prior year period primarily due to market appreciation.
Net investment income, which excludes net realized investment gains or losses, increased $48 million, or 25%, for the three months ended March 31, 2024 compared to the prior year period primarily due to higher interest rates and increased SVA balances.
Premiums, policy and contract charges increased $28 million, or 8%, for the three months ended March 31, 2024 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Expenses
Distribution expenses increased $14 million, or 13%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting market appreciation and higher sales of SVAs.

Index
AMERIPRISE FINANCIAL, INC.
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $62 million, or 38%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting the impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), increased $14 million, or 12%, for the three months ended March 31, 2024 compared to the prior year period reflecting market appreciation on contractual fees.
General and administrative expense decreased $9 million, or 10%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting higher one-time expenses in the prior year period.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2024	2023
	(in millions)
Revenues
Net investment income	$58	$51	$7	14%
Premiums, policy and contract charges	23	24	(1)	(4)
Other revenues	48	55	(7)	(13)
Total revenues	129	130	(1)	(1)
Banking and deposit interest expense	8	4	4	NM
Total net revenues	121	126	(5)	(4)
Expenses
Distribution expenses	(2)	(2)	—	—
Interest credited to fixed accounts	55	61	(6)	(10)
Benefits, claims, losses and settlement expenses	53	58	(5)	(9)
Remeasurement (gains) losses of future policy benefit reserves	(2)	(2)	—	—
Amortization of deferred acquisition costs	2	3	(1)	(33)
Interest and debt expense	25	18	7	39
General and administrative expense	79	64	15	23
Total expenses	210	200	10	5
Adjusted operating loss	$(89)	$(74)	$(15)	(20)%
NM Not Meaningful - variance equal to or greater than 100%.
Our Corporate & Other segment includes our closed blocks of long term care (“LTC”) insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $15 million, or 20%, for the three months ended March 31, 2024 compared to the prior year period.
LTC insurance had pretax adjusted operating earnings of $16 million for the three months ended March 31, 2024 compared to pretax adjusted operating earnings of $8 million for the prior year period primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions compared to the prior year period.
The FA business had a pretax adjusted operating loss of $6 million for the three months ended March 31, 2024 compared to a pretax adjusted operating loss of $9 million for the prior year period. Fixed deferred annuity account balances declined 11% to $6.1 billion as of March 31, 2024 compared to the prior year period as policies continue to lapse and we previously discontinued new sales of fixed deferred annuities.

Index
AMERIPRISE FINANCIAL, INC.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, increased $7 million, or 14%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting higher interest rates on cash positions.
Other revenues decreased $7 million, or 13%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Expenses
Interest and debt expense increased $7 million, or 39%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting the issuance of $750 million and $600 million of unsecured senior notes in March 2023 and November 2023, respectively, partially offset by the maturity of $750 million of unsecured senior notes in October 2023.
General and administrative expense, which excludes integration and restructuring charges, increased $15 million, or 23%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting the unfavorable mark-to-market impact on share-based compensation expense due to share price appreciation, increased severance expense related to our expense management initiatives and a lease write-down.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of March 31, 2024. As our estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $605 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2024 credit spreads.
Liquidity and Capital Resources
Overview
As of March 31, 2024 and December 31, 2023, we had Available Capital for Capital Adequacy of $5.1 billion and $5.4 billion, respectively. Available Capital for Capital Adequacy best reflects the available capital resources of our core operations.
We maintained substantial liquidity during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, we had $7.1 billion and $7.5 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
As of March 31, 2024 and December 31, 2023, the parent company had $727 million and $544 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage backed securities. Additional sources of liquidity at the parent company include a line of credit with an affiliate up to $714 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of March 31, 2024 was $1.9 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2024, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility

Index
AMERIPRISE FINANCIAL, INC.
contains various administrative, reporting, legal and financial covenants. We remained in compliance with all such covenants at March 31, 2024.
In addition, we have access to collateralized borrowings, which may include repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both March 31, 2024 and December 31, 2023, we had $8.6 billion of estimated borrowing capacity under the FHLB facilities, of which $201 million was outstanding as of both March 31, 2024 and December 31, 2023, and is collateralized with commercial mortgage backed securities. In addition, Ameriprise Bank maintains access to borrowings from the Federal Reserve which are collateralized with residential mortgage backed securities, commercial mortgage backed securities and corporate debt securities. As of March 31, 2024 and December 31, 2023, we estimated $12.4 billion and $12.3 billion, respectively, of borrowing capacity from the Federal Reserve in addition to the FHLB capacity and there were no outstanding obligations.
There have been no material changes to our contractual obligations disclosed in our 2023 10-K.
See Note 11 to our Consolidated Financial Statements for further information about our long-term debt maturities, including $550 million maturing in October 2024.
We believe cash flows from operating activities, available cash balances, our availability of internal and external borrowings, access to debt markets, and dividends from our subsidiaries will be sufficient to fund our short-term and long-term operating liquidity needs and stress requirements.
On August 16, 2022, federal legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax (“CAMT”) and the share repurchase excise tax. Both the CAMT and share repurchase tax were effective beginning in 2023. We are an applicable corporation required to compute CAMT; however, based on current estimates, we do not expect to be liable for the CAMT in 2024 and therefore have not recorded a liability. We are a covered corporation subject to the 1% excise tax on the net shares repurchased. We have recorded in shareholders’ equity an estimate of the excise tax liability based on our interpretation of the current guidance. As the Internal Revenue Service issues additional guidance related to the IRA, we will continue to evaluate any impact to our consolidated financial statements.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. Various jurisdictions in which we operate have enacted or substantively enacted Pillar Two legislation that became effective beginning January 1, 2024. We intend to rely on Pillar Two transitional safe harbors where available and, based on the current estimate, have not recorded any Pillar Two tax liabilities. We continue to monitor the adoption and implementation of these rules and evaluate the potential impact on our consolidated financial statements.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), Ameriprise Bank, AMPF Holding, LLC, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp. (“CMIS”), our investment advisory company, Columbia Management Investment Advisers, LLC (“CMIA”), TAM UK International Holdings Ltd, which includes Ameriprise International Holdings GmbH within its organizational structure, and Columbia Threadneedle Investments UK International Ltd. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements. For example, RiverSource Life payments in excess of statutory unassigned funds require advanced notice to the Minnesota Department of Commerce (“MN DOC”), RiverSource Life’s primary regulator, and are subject to potential disapproval. In addition, dividends and other distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advanced notice to MN DOC, and are subject to potential disapproval.
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

Index
AMERIPRISE FINANCIAL, INC.
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
Actual capital and the regulatory capital requirement for TAM UK International Holdings Ltd. and Columbia Threadneedle Investments UK International Ltd. are calculated and reported as a single consolidated group under TAM UK International Holdings Ltd. Required capital for these entities is predominantly based on the requirements specified by its regulator, the FCA, under its Capital Adequacy Requirements for investment firms.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions)
RiverSource Life (1)	$2,637	$3,093	N/A	$512
RiverSource Life of NY (1)	212	244	N/A	40
ACC (3)(4)	755	765	$705	717
TAM UK International Holdings Ltd. (5)	703	706	314	317
Ameriprise Bank (6)	1,722	1,715	1,162	1,153
AFS (2)(3)	167	101	#	#
Ameriprise Captive Insurance Company (2)	40	39	17	11
Ameriprise Trust Company (2)	65	62	47	45
AEIS (2)(3)	151	171	29	29
RiverSource Distributors, Inc. (2)(3)	13	13	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	17	17	#	#
N/A Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2024 and December 31, 2023.
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
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. The rule became effective January 1, 2024, with reporting to the FRB beginning in 2025.
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
During the three months ended March 31, 2024, the parent holding company received cash dividends or a return of capital from its subsidiaries of $832 million (including $200 million from RiverSource Life and $320 million from AMPF Holding, LLC) and contributed cash to its subsidiaries of $60 million. During the three months ended March 31, 2023, the parent holding company

Index
AMERIPRISE FINANCIAL, INC.
received cash dividends or a return of capital from its subsidiaries of $605 million (including $200 million from RiverSource Life) and contributed cash to its subsidiaries of $138 million.
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $143 million and $138 million for the three months ended March 31, 2024 and 2023, respectively. On April 22, 2024, we announced a quarterly dividend of $1.48 per common share. The dividend will be paid on May 17, 2024 to our shareholders of record at the close of business on May 6, 2024.
On July 24, 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. As of March 31, 2024, we had $2.6 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing excess capital, future free cash flow generation and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2024, we repurchased a total of 1.2 million shares of our common stock at an average price of $409.96 per share.
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
Operating Activities
Net cash provided by operating activities increased $388 million to $1.4 billion for the three months ended March 31, 2024 compared to $1.1 billion for the prior year period primarily reflecting higher investment income from rising interest rates on the investment portfolio yield and net cash inflows in brokerage deposits.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and in recent quarters is significantly affected by the net flows of our face amount certificates and bank deposit activity.
Net cash used in investing activities decreased $2.5 billion to $569 million for the three months ended March 31, 2024 compared to $3.1 billion for the prior year period primarily reflecting a $1.1 billion decrease in purchases of Available-for-Sale securities and a $1.8 billion increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities was $1.4 billion for the three months ended March 31, 2024 compared to net cash provided by financing activities of $3.2 billion for the prior year period. The decrease in net cash provided by financing activities primarily reflects a $2.0 billion decrease in net cash flows from investment certificates and a $1.9 billion decrease in the change in banking deposits, net.

Index
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
•statements about the expected trend in the shift to lower-risk products;
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

Index
AMERIPRISE FINANCIAL, INC.
Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2023 10-K.
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
To evaluate interest rate and equity price risk, we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuities, indexed annuities, indexed universal life (“IUL”) insurance and the associated hedging instruments, we assume no change in implied market volatility despite the 10% drop in equity prices.
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2024:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(339)	$4	$(335)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(965)	784	(181)
Indexing feature for structured variable annuities	882	(736)	146
Total variable annuity and structured variable annuity benefits	(83)	48	(35)
IUL insurance	35	(42)	(7)
Total	$(387)	$10	$(377)	(2)

Index
AMERIPRISE FINANCIAL, INC.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(61)	$—	$(61)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,197	(845)	352
Indexing feature for structured variable annuities	4	134	138
Total variable annuity and structured variable annuity benefits	1,201	(711)	490
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	43	—	43
Banking deposits	59	—	59
Brokerage client cash balances	48	—	48
Certificates	1	—	1
IUL insurance	15	1	16
Total	$1,306	$(710)	$596
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(335) million as of March 31, 2024.
The above results compare to an estimated negative net impact to pretax income of $332 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $561 million related to a 100 basis point increase in interest rates as of December 31, 2023.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $38.7 billion in Policyholder account balances, future policy benefits and claims as of March 31, 2024, $16.6 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. We would expect the recent decline in our portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2026 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $5.7 billion and 5.1%, respectively, as of March 31, 2024. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $21.4 billion and had a weighted average yield of 4.5% as of March 31, 2024. While these amounts represent investments that could be

Index
AMERIPRISE FINANCIAL, INC.
subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2024 was approximately 5.6%.
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
See Note 8 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have not been any changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 17 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2023 10-K.

Index
AMERIPRISE FINANCIAL, INC.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2024:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2024
Share repurchase program (1)	229,856	$382.85	229,856	$3,031,084,183
Employee transactions (2)	245,607	$386.65	N/A	N/A

February 1 to February 28, 2024
Share repurchase program (1)	360,556	$399.98	360,556	$2,886,868,745
Employee transactions (2)	203,618	$395.37	N/A	N/A

March 1 to March 31, 2024
Share repurchase program (1)	646,712	$425.16	646,712	$2,611,913,246
Employee transactions (2)	53,014	$423.99	N/A	N/A

Totals
Share repurchase program (1)	1,237,124	$409.96	1,237,124
Employee transactions (2)	502,239	$394.13	N/A
	1,739,363		1,237,124
N/A  Not applicable.
(1) On July 24, 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2024).

3.3	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).
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

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (iv) Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

Index
AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 6, 2024	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2024	By:	/s/ Dawn M. Brockman
Dawn M. Brockman
Senior Vice President and Controller
(Principal Accounting Officer)