Form 10-Q
period 2024-06-30
AMERIPRISE FINANCIAL INC
filed 2024-08-06
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 26, 2024
Common Stock (par value $0.01 per share)	98,188,661 shares

Index
AMERIPRISE FINANCIAL, INC.
FORM 10-Q

Index
AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,456	$2,199	$4,855	$4,336
Distribution fees	505	482	1,011	999
Net investment income	921	811	1,822	1,509
Premiums, policy and contract charges	381	383	771	745
Other revenues	129	132	258	263
Total revenues	4,392	4,007	8,717	7,852
Banking and deposit interest expense	172	131	351	234
Total net revenues	4,220	3,876	8,366	7,618
Benefits and expenses
Distribution expenses	1,450	1,248	2,869	2,474
Interest credited to fixed accounts	185	161	317	325
Benefits, claims, losses and settlement expenses	331	327	626	628
Remeasurement (gains) losses of future policy benefit reserves	(8)	—	(12)	(5)
Change in fair value of market risk benefits	110	(99)	92	390
Amortization of deferred acquisition costs	61	61	122	123
Interest and debt expense	83	84	165	156
General and administrative expense	957	967	1,917	1,904
Total benefits and expenses	3,169	2,749	6,096	5,995
Pretax income	1,051	1,127	2,270	1,623
Income tax provision	222	237	451	316
Net income	$829	$890	$1,819	$1,307

Earnings per share
Basic	$8.16	$8.36	$17.80	$12.20
Diluted	$8.02	$8.21	$17.49	$11.97
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income	$829	$890	$1,819	$1,307
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(135)	(338)	(313)	92
Net unrealized gains (losses) on derivatives	—	—	—	2
Effect of changes in discount rate assumptions on certain long-duration contracts	62	59	131	(6)
Effect of changes in instrument-specific credit risk on market risk benefits	9	(126)	(28)	35
Foreign currency translation adjustment	1	41	(17)	74
Total other comprehensive income (loss), net of tax	(63)	(364)	(227)	197
Total comprehensive income (loss)	$766	$526	$1,592	$1,504
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,517	$7,477
Cash of consolidated investment entities	351	87
Investments (allowance for credit losses: 2024, $25; 2023, $22)	55,865	55,489
Investments of consolidated investment entities, at fair value	2,275	2,099
Market risk benefits	2,082	1,427
Separate account assets	79,098	77,457
Receivables (allowance for credit losses: 2024, $76; 2023, $81)	14,823	15,078
Receivables of consolidated investment entities, at fair value	30	28
Deferred acquisition costs	2,694	2,713
Restricted and segregated cash, cash equivalents and investments	1,373	1,635
Other assets	13,592	11,700
Other assets of consolidated investment entities, at fair value	—	1
Total assets	$179,700	$175,191

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$39,742	$37,545
Market risk benefits	1,252	1,762
Separate account liabilities	79,098	77,457
Customer deposits	36,237	37,321
Short-term borrowings	201	201
Long-term debt	3,396	3,399
Debt of consolidated investment entities, at fair value	2,386	2,155
Accounts payable and accrued expenses	2,386	2,603
Other liabilities	9,768	7,974
Other liabilities of consolidated investment entities, at fair value	241	45
Total liabilities	174,707	170,462
Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 337,396,479 and 336,780,893, respectively)	3	3
Additional paid-in capital	9,987	9,824
Retained earnings	23,430	21,905
Treasury shares, at cost (238,961,000 and 236,607,681 shares, respectively)	(26,434)	(25,237)
Accumulated other comprehensive income (loss), net of tax	(1,993)	(1,766)
Total equity	4,993	4,729
Total liabilities and equity	$179,700	$175,191
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at April 1, 2024	99,644,365	$3	$9,924	$22,752	$(25,870)	$(1,930)	$4,879
Net income	—	—	—	829	—	—	829
Other comprehensive income (loss), net of tax	—	—	—	—	—	(63)	(63)
Dividends to shareholders	—	—	—	(151)	—	—	(151)
Repurchase of common shares	(1,314,274)	—	—	—	(566)	—	(566)
Share-based compensation plans	105,388	—	63	—	2	—	65
Balances at June 30, 2024	98,435,479	$3	$9,987	$23,430	$(26,434)	$(1,993)	$4,993

Balances at April 1, 2023	104,356,434	$3	$9,612	$20,197	$(23,683)	$(1,985)	$4,144
Net income	—	—	—	890	—	—	890
Other comprehensive income (loss), net of tax	—	—	—	—	—	(364)	(364)
Dividends to shareholders	—	—	—	(146)	—	—	(146)
Repurchase of common shares	(1,620,098)	—	—	—	(502)	—	(502)
Share-based compensation plans	57,023	—	58	—	—	—	58
Balances at June 30, 2023	102,793,359	$3	$9,670	$20,941	$(24,185)	$(2,349)	$4,080

Balances at January 1, 2024	100,173,212	$3	$9,824	$21,905	$(25,237)	$(1,766)	$4,729
Net income	—	—	—	1,819	—	—	1,819
Other comprehensive income (loss), net of tax	—	—	—	—	—	(227)	(227)
Dividends to shareholders	—	—	—	(294)	—	—	(294)
Repurchase of common shares	(3,055,646)	—	—	—	(1,272)	—	(1,272)
Share-based compensation plans	1,317,913	—	163	—	75	—	238
Balances at June 30, 2024	98,435,479	$3	$9,987	$23,430	$(26,434)	$(1,993)	$4,993

Balances at January 1, 2023	105,278,990	$3	$9,517	$19,918	$(23,089)	$(2,546)	$3,803
Net income	—	—	—	1,307	—	—	1,307
Other comprehensive income (loss), net of tax	—	—	—	—	—	197	197
Dividends to shareholders	—	—	—	(284)	—	—	(284)
Repurchase of common shares	(3,631,451)	—	—	—	(1,159)	—	(1,159)
Share-based compensation plans	1,145,820	—	153	—	63	—	216
Balances at June 30, 2023	102,793,359	$3	$9,670	$20,941	$(24,185)	$(2,349)	$4,080
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash Flows from Operating Activities
Net income	$1,819	$1,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(89)	(70)
Deferred income tax expense (benefit)	258	60
Share-based compensation	90	92
Net realized investment (gains) losses	(2)	2
Net trading (gains) losses	(4)	(19)
Loss from equity method investments	15	17
Impairments and provision for loan and credit losses	—	(9)
Net (gains) losses of consolidated investment entities	2	13
Changes in operating assets and liabilities:
Restricted and segregated investments	182	213
Deferred acquisition costs	19	40
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	1,608	1,153
Derivatives, net of collateral	(771)	(507)
Receivables	(45)	479
Brokerage deposits	(112)	(564)
Accounts payable and accrued expenses	(216)	(53)
Current income tax, net	77	(405)
Other operating assets and liabilities of consolidated investment entities, net	(3)	(8)
Other, net	336	(124)
Net cash provided by (used in) operating activities	3,164	1,617

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	31	329
Maturities, sinking fund payments and calls	7,155	4,431
Purchases	(7,619)	(11,098)
Proceeds from sales, maturities and repayments of mortgage loans	90	75
Funding of mortgage loans	(205)	(123)
Proceeds from sales, maturities and collections of other investments	67	60
Purchase of other investments	(132)	(40)
Purchase of investments by consolidated investment entities	(446)	(255)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	486	348
Purchase of land, buildings, equipment and software	(69)	(84)
Cash paid for written options with deferred premiums	(57)	(59)
Cash received from written options with deferred premiums	22	31
Cash paid for deposit receivables	(17)	(20)
Cash received for deposit receivables	327	407
Other, net	(36)	(22)
Net cash provided by (used in) investing activities	$(403)	$(6,020)
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$2,851	$6,395
Maturities, withdrawals and cash surrenders	(3,793)	(3,642)
Policyholder account balances:
Deposits and other additions	749	729
Net transfers from (to) separate accounts	(71)	(55)
Surrenders and other benefits	(960)	(1,060)
Change in banking deposits, net	(32)	2,628
Cash paid for purchased options with deferred premiums	(79)	(44)
Cash received for purchased options with deferred premiums	82	150
Issuance of long-term debt, net of issuance costs	—	741
Repayments of long-term debt	(5)	(5)
Dividends paid to shareholders	(285)	(275)
Repurchase of common shares	(1,201)	(1,115)
Borrowings of consolidated investment entities	554	—
Repayments of debt by consolidated investment entities	(344)	(95)
Net cash provided by (used in) financing activities	(2,534)	4,352
Effect of exchange rate changes on cash	(4)	28
Net increase (decrease) in cash and cash equivalents, including amounts restricted	223	(23)
Cash and cash equivalents, including amounts restricted, at beginning of period	8,620	8,755
Cash and cash equivalents, including amounts restricted, at end of period	$8,843	$8,732

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$439	$281
Interest paid by consolidated investment entities	86	87
Income taxes paid, net	107	684
Leased assets obtained in exchange for operating lease liabilities	15	10

	June 30, 2024	December 31, 2023
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$7,517	$7,477
Cash of consolidated investment entities	351	87
Restricted and segregated cash, cash equivalents and investments	1,373	1,635
Less: Restricted and segregated investments	(398)	(579)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$8,843	$8,620
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

	Three Months Ended June 30, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$522	$—	$—	$522	$—	$522
Institutional	—	161	—	—	161	—	161
Advisory fees	1,361	—	—	—	1,361	—	1,361
Financial planning fees	110	—	—	—	110	—	110
Transaction and other fees	100	52	16	—	168	—	168
Total management and financial advice fees	1,571	735	16	—	2,322	—	2,322
Distribution fees:
Mutual funds	199	56	—	—	255	—	255
Insurance and annuity	260	40	84	—	384	—	384
Off-balance sheet brokerage cash	40	—	—	—	40	—	40
Other products	109	—	—	—	109	—	109
Total distribution fees	608	96	84	—	788	—	788
Other revenues	66	—	—	1	67	—	67
Total revenue from contracts with customers	2,245	831	100	1	3,177	—	3,177
Revenue from other sources (1)	571	17	828	117	1,533	51	1,584
Total segment gross revenues	2,816	848	928	118	4,710	51	4,761
Banking and deposit interest expense	(172)	—	—	(7)	(179)	—	(179)
Total segment net revenues	2,644	848	928	111	4,531	51	4,582
Elimination of intersegment revenues	(236)	(23)	(108)	7	(360)	(2)	(362)
Total net revenues	$2,408	$825	$820	$118	$4,171	$49	$4,220

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,052	$—	$—	$1,052	$—	$1,052
Institutional	—	320	—	—	320	—	320
Advisory fees	2,664	—	—	—	2,664	—	2,664
Financial planning fees	222	—	—	—	222	—	222
Transaction and other fees	194	102	30	—	326	—	326
Total management and financial advice fees	3,080	1,474	30	—	4,584	—	4,584
Distribution fees:
Mutual funds	395	112	—	—	507	—	507
Insurance and annuity	507	79	168	—	754	—	754
Off-balance sheet brokerage cash	90	—	—	—	90	—	90
Other products	214	—	—	—	214	—	214
Total distribution fees	1,206	191	168	—	1,565	—	1,565
Other revenues	126	5	—	1	132	—	132
Total revenue from contracts with customers	4,412	1,670	198	1	6,281	—	6,281
Revenue from other sources (1)	1,143	33	1,642	246	3,064	100	3,164
Total segment gross revenues	5,555	1,703	1,840	247	9,345	100	9,445
Banking and deposit interest expense	(351)	—	—	(15)	(366)	—	(366)
Total segment net revenues	5,204	1,703	1,840	232	8,979	100	9,079
Elimination of intersegment revenues	(461)	(47)	(214)	14	(708)	(5)	(713)
Total net revenues	$4,743	$1,656	$1,626	$246	$8,271	$95	$8,366

Index
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $166 million and $168 million as of June 30, 2024 and December 31, 2023, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and were $133 million and $135 million as of June 30, 2024 and December 31, 2023, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $26 million and nil as of June 30, 2024 and December 31, 2023, respectively.
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
Contract Costs Asset
The Company has an asset of $20 million and $25 million as of June 30, 2024 and December 31, 2023, respectively, related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $514 million and $537 million as of June 30, 2024 and December 31, 2023, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $12 million and $24 million as of June 30, 2024 and December 31, 2023, respectively.
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
Additionally, the Company invests in CLOs for which it is the sponsor. CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the value of the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes and highly rated senior notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary.
The Company’s maximum exposure to loss with respect to structured investments and non-consolidated CLOs is limited to its amortized cost. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Other Non-Consolidated VIEs
The Company’s investments in other non-consolidated VIEs are recorded in other investments. The Company’s maximum exposure to loss with respect to its investments in these non-consolidated VIEs is limited to its carrying value. The carrying value of other non-consolidated VIEs was $253 million and $168 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both June 30, 2024 and December 31, 2023, respectively. The Company has not provided any additional support to the VIEs beyond the funding commitments.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$45	$—	$45
Common stocks	—	5	2	7
Syndicated loans	—	2,137	86	2,223
Total investments	—	2,187	88	2,275
Receivables	—	30	—	30
Total assets at fair value	$—	$2,217	$88	$2,305

Liabilities
Debt (1)	$—	$2,386	$—	$2,386
Other liabilities	—	241	—	241
Total liabilities at fair value	$—	$2,627	$—	$2,627

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$40	$—	$40
Common stocks	—	5	—	5
Syndicated loans	—	1,991	63	2,054
Total investments	—	2,036	63	2,099
Receivables	—	28	—	28
Other assets	—	1	—	1
Total assets at fair value	$—	$2,065	$63	$2,128

Liabilities
Debt (1)	$—	$2,155	$—	$2,155
Other liabilities	—	45	—	45
Total liabilities at fair value	$—	$2,200	$—	$2,200
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.1 billion as of June 30, 2024 and December 31, 2023, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at April 1, 2024	$1	$65
Total gains (losses) included in:
Net income	—	(5)	(1)
Purchases	—	47
Transfers into Level 3	2	25
Transfers out of Level 3	(1)	(46)
Balance at June 30, 2024	$2	$86

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2024	$—	$(4)

	Syndicated Loans
	(in millions)
Balance at April 1, 2023	$50
Total gains (losses) included in:
Net income	(2)	(1)
Purchases	10
Sales	(3)
Transfers into Level 3	39
Transfers out of Level 3	(27)
Balance at June 30, 2023	$67

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(2)	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2024	$—	$63
Total gains (losses) included in:
Net income	—	(7)	(1)
Purchases	—	84
Transfers into Level 3	3	40
Transfers out of Level 3	(1)	(94)
Balance at June 30, 2024	$2	$86

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2024	$—	$(6)	(1)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(3)	(1)	—
Purchases	27		—
Sales	(10)		—
Settlements	(15)		—
Transfers into Level 3	60		—
Transfers out of Level 3	(117)		(1)
Balance at June 30, 2023	$67		$—

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(2)	(1)	$—
1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of June 30, 2024 and December 31, 2023 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
Other Liabilities
Other liabilities consist primarily of securities purchased but not yet settled by consolidated CLOs. The carrying value approximates fair value as the nature of these liabilities has historically been short-term. The fair value of these liabilities is classified as Level 2. Other liabilities also include accrued interest on CLO debt.
Fair Value Option
The Company has elected the fair value option for the financial assets and liabilities of the consolidated CLOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CLOs.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2024	December 31, 2023
	(in millions)
Syndicated loans
Unpaid principal balance	$2,307	$2,190
Excess unpaid principal over fair value	(84)	(136)
Fair value	$2,223	$2,054

Fair value of loans in nonaccrual status	5	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	14	40

Debt
Unpaid principal balance	$2,573	$2,362
Excess unpaid principal over fair value	(187)	(207)
Carrying value (1)	$2,386	$2,155
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.1 billion as of June 30, 2024 and December 31, 2023, respectively.
During the second quarter of 2024, the Company launched one new CLO. The new CLO issued debt of $407 million.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and six months ended June 30, 2024 and 2023.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)
Debt of consolidated CLOs due 2030-2037	$2,386	$2,155	6.6%	6.6%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5.  Investments
The following is a summary of Ameriprise Financial investments:

	June 30, 2024	December 31, 2023
	(in millions)
Available-for-Sale securities, at fair value	$51,695	$51,562
Mortgage loans (allowance for credit losses: 2024, $14; 2023, $14)	2,233	2,118
Policy loans	947	912
Other investments (allowance for credit losses: 2024, $6; 2023, $6)	990	897
Total	$55,865	$55,489
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following is a summary of Net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Investment income on fixed maturities	$768	$645	$1,522	$1,216
Net realized gains (losses)	(4)	6	(3)	10
Consolidated investment entities	53	45	98	87
Other (1)	104	115	205	196
Total	$921	$811	$1,822	$1,509
(1) Prior period amount associated with affordable housing partnerships has been reclassified to Other to conform to current year presentation.
Available-for-Sale securities distributed by type were as follows:

	June 30, 2024
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$13,376	$219	$(663)	$—	$12,932
Residential mortgage backed securities	22,921	65	(1,232)	—	21,754
Commercial mortgage backed securities	5,961	10	(304)	(4)	5,663
Asset backed securities	7,845	32	(47)	—	7,830
State and municipal obligations	714	42	(19)	(1)	736
U.S. government and agency obligations	2,762	—	—	—	2,762
Foreign government bonds and obligations	19	—	(1)	—	18
Total	$53,598	$368	$(2,266)	$(5)	$51,695

Description of Securities	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$12,675	$409	$(507)	$(1)	$12,576
Residential mortgage backed securities	22,130	107	(1,171)	—	21,066
Commercial mortgage backed securities	6,380	11	(341)	—	6,050
Asset backed securities	8,353	25	(59)	—	8,319
State and municipal obligations	719	62	(20)	(1)	760
U.S. government and agency obligations	2,739	1	—	—	2,740
Foreign government bonds and obligations	19	—	(1)	—	18
Other securities	33	—	—	—	33
Total	$53,048	$615	$(2,099)	$(2)	$51,562
As of June 30, 2024 and December 31, 2023, accrued interest of $327 million and $319 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of both June 30, 2024 and December 31, 2023, fixed maturity securities comprised approximately 93% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2024 and December 31, 2023, the Company’s internal analysts rated $367 million and $282 million, respectively, of securities using criteria similar to those used by NRSROs.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$26,120	$25,303	49%	$25,235	$24,342	47%
AA	13,231	12,611	24	14,013	13,534	26
A	3,302	3,290	6	3,073	3,139	6
BBB	10,673	10,218	20	10,396	10,216	20
Below investment grade (1)	272	273	1	331	331	1
Total fixed maturities	$53,598	$51,695	100%	$53,048	$51,562	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both June 30, 2024 and December 31, 2023. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of June 30, 2024 and December 31, 2023, approximately 85% and 83% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. No holdings of any issuer were greater than 10% of the Company’s total equity as of both June 30, 2024 and December 31, 2023.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	June 30, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	211	$3,281	$(54)	364	$5,514	$(609)	575	$8,795	$(663)
Residential mortgage backed securities	125	4,126	(29)	757	11,450	(1,203)	882	15,576	(1,232)
Commercial mortgage backed securities	19	498	(2)	272	4,120	(302)	291	4,618	(304)
Asset backed securities	24	563	(1)	82	909	(46)	106	1,472	(47)
State and municipal obligations	12	31	(1)	46	130	(18)	58	161	(19)
U.S. government and agency obligations	20	1,783	—	1	—	—	21	1,783	—
Foreign government bonds and obligations	1	5	—	3	12	(1)	4	17	(1)
Total	412	$10,287	$(87)	1,525	$22,135	$(2,179)	1,937	$32,422	$(2,266)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	97	$1,276	$(11)	376	$5,197	$(496)	473	$6,473	$(507)
Residential mortgage backed securities	82	3,052	(25)	734	10,677	(1,146)	816	13,729	(1,171)
Commercial mortgage backed securities	31	747	(9)	277	4,092	(332)	308	4,839	(341)
Asset backed securities	49	885	(2)	116	2,840	(57)	165	3,725	(59)
State and municipal obligations	5	29	(1)	49	138	(19)	54	167	(20)
U.S. government and agency obligations	11	955	—	1	—	—	12	955	—
Foreign government bonds and obligations	—	—	—	3	12	(1)	3	12	(1)
Total	275	$6,944	$(48)	1,556	$22,956	$(2,051)	1,831	$29,900	$(2,099)
As part of the Company’s ongoing monitoring process, management determined that the increase in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2024 is primarily attributable to the impact of higher interest rates. As of June 30, 2024, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of June 30, 2024 and December 31, 2023, approximately 97% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Commercial Mortgage Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at April 1, 2024	$1	$—	$1	$2
Additions for which credit losses were not previously recorded	—	4	—	4
Reductions for securities sold during the period (realized)	(1)	—	—	(1)
Balance at June 30, 2024	$—	$4	$1	$5

Balance at April 1, 2023	$23	$—	$2	$25
Reductions for securities sold during the period (realized)	(13)	—	—	(13)
Additional increases (decreases) on securities that had an allowance recorded in a previous period	(3)	—	—	(3)
Balance at June 30, 2023	$7	$—	$2	$9

Balance at January 1, 2024	$1	$—	$1	$2
Additions for which credit losses were not previously recorded	—	4	—	4
Reductions for securities sold during the period (realized)	(1)	—	—	(1)
Balance at June 30, 2024	$—	$4	$1	$5

Balance at January 1, 2023	$20	$—	$2	$22
Reductions for securities sold during the period (realized)	(13)	—	—	(13)
Balance at June 30, 2023	$7	$—	$2	$9

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Gross realized investment gains	$4	$—	$4	$10
Gross realized investment losses	(3)	(10)	(3)	(12)
Credit reversals (losses)	(3)	16	(3)	13
Other impairments	—	—	—	(2)
Total	$(2)	$6	$(2)	$9
Credit losses for the three and six months ended June 30, 2024 primarily related to recording an allowance for credit losses on a commercial mortgage backed security with a recent downgrade. Previously recorded allowance for credit losses was reversed during the three and six months ended June 30, 2023 primarily due to the partial sale of a corporate debt security in the communications industry.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) (“AOCI”).
Available-for-Sale securities by contractual maturity as of June 30, 2024 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$4,332	$4,322
Due after one year through five years	2,361	2,297
Due after five years through 10 years	5,057	4,714
Due after 10 years	5,121	5,115
	16,871	16,448
Residential mortgage backed securities	22,921	21,754
Commercial mortgage backed securities	5,961	5,663
Asset backed securities	7,845	7,830
Total	$53,598	$51,695
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2024	$54	$9	$63
Provisions	(5)	2	(3)
Charge-offs	(2)	(1)	(3)
Balance at June 30, 2024	$47	$10	$57

Balance at January 1, 2023	$54	$5	$59
Provisions	1	3	4
Charge-offs	(1)	(1)	(2)
Balance at June 30, 2023	$54	$7	$61
As of June 30, 2024 and December 31, 2023, accrued interest on commercial loans was $20 million and $19 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Purchases and Sales
During the three months ended June 30, 2024 and 2023, the Company purchased $7 million and nil, respectively, of syndicated loans, and sold $4 million and $2 million, respectively, of syndicated loans. During the six months ended June 30, 2024 and 2023, the Company purchased $7 million and $1 million, respectively, of syndicated loans, and sold $4 million and $3 million, respectively, of syndicated loans.
During the three months ended June 30, 2024 and 2023, the Company purchased $74 million and $52 million, respectively, of residential mortgage loans. During the six months ended June 30, 2024 and 2023, the Company purchased $110 million and $95 million, respectively, of residential mortgage loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $12 million as of both June 30, 2024 and December 31, 2023. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2024 and December 31, 2023. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both June 30, 2024 and December 31, 2023.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	June 30, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$10	$21	$31
80% - 100%	6	—	—	—	—	49	55
60% - 80%	48	44	18	11	5	137	263
40% - 60%	28	22	45	72	44	368	579
< 40%	11	10	46	101	48	711	927
Total	$93	$76	$109	$184	$107	$1,286	$1,855

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$22	$24
80% - 100%	—	5	—	2	11	50	68
60% - 80%	59	26	6	14	40	106	251
40% - 60%	8	47	133	53	70	348	659
< 40%	10	32	49	40	80	619	830
Total	$77	$110	$188	$109	$203	$1,145	$1,832
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the six months ended June 30, 2024, write-offs of commercial mortgage loans were not material.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)
East North Central	$188	$189	10%	10%
East South Central	47	52	3	3
Middle Atlantic	117	112	6	6
Mountain	147	138	8	8
New England	26	28	2	2
Pacific	626	624	34	34
South Atlantic	472	465	25	25
West North Central	116	109	6	6
West South Central	116	115	6	6
Total	$1,855	$1,832	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)
Apartments	$495	$485	27%	26%
Hotel	25	13	1	1
Industrial	333	317	18	17
Mixed use	63	64	3	4
Office	221	241	12	13
Retail	565	561	31	31
Other	153	151	8	8
Total	$1,855	$1,832	100%	100%
Syndicated Loans
The investment in syndicated loans as of June 30, 2024 and December 31, 2023 was $125 million and $145 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of June 30, 2024 and syndicated loans past due were not material as of December 31, 2023. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the six months ended June 30, 2024, write-offs of syndicated loans were not material.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	June 30, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	2	2
Risk 3	—	1	—	10	1	3	15
Risk 2	31	12	1	7	2	10	63
Risk 1	15	14	—	7	2	7	45
Total	$46	$27	$1	$24	$5	$22	$125

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$1	$—	$—	$—	$—	$1
Risk 4	—	—	—	1	2	—	3
Risk 3	2	—	12	2	2	10	28
Risk 2	26	3	17	5	11	2	64
Risk 1	14	5	15	3	10	2	49
Total	$42	$9	$44	$11	$25	$14	$145
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, the unpaid balances generally become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $8 million and $7 million as of June 30, 2024 and December 31, 2023, respectively. For the six months ended June 30, 2024, write-offs of advisor loans were not material.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	June 30, 2024
Termination Status	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Active	$197	$377	$288	$136	$93	$191	$1,282
Terminated	—	—	2	3	3	9	17
Total	$197	$377	$290	$139	$96	$200	$1,299

	December 31, 2023
Termination Status	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Active	$395	$310	$151	$107	$79	$157	$1,199
Terminated	—	2	1	1	4	4	12
Total	$395	$312	$152	$108	$83	$161	$1,211
Consumer Loans
Residential Mortgage Loans
The Company reviews the credit worthiness of the borrower in order to determine the risk of loss on residential mortgage loans. Geographic location and FICO scores are the primary credit quality indicators included in the model that projects the Company’s risk of credit loss over the life of the residential mortgage loan portfolio. Delinquency rates are measured based on the number of days past due. Residential mortgage loans over 30 days past due were $2 million as of both June 30, 2024 and December 31, 2023. For the six months ended June 30, 2024, write-offs of residential mortgage loans were not material.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of residential mortgage loans by year of origination and FICO score:

FICO Score	June 30, 2024
	2024	2023	2022	2021	2020	Total
	(in millions)
> 810	$2	$9	$3	$2	$1	$17
780 - 809	41	62	29	8	6	146
740 - 779	31	82	26	8	5	152
720 - 739	11	16	5	5	—	37
700 - 719	2	9	5	3	1	20
< 699	6	7	4	3	—	20
Total	$93	$185	$72	$29	$13	$392

FICO Score	December 31, 2023
	2023	2022	2021	2020	Total
	(in millions)
> 810	$9	$3	$2	$—	$14
780 - 809	65	29	8	6	108
740 - 779	80	26	8	6	120
720 - 739	15	6	4	1	26
700 - 719	8	5	4	1	18
< 699	7	4	3	—	14
Total	$184	$73	$29	$14	$300
The table below presents the concentrations of credit risk of residential mortgage loans by U.S. region:

	Loans		Percentage
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)
Minnesota	$240	$178	61%	59%
Other U.S. States	152	122	39	41
Total	$392	$300	100%	100%
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 2% of total credit card receivables as of both June 30, 2024 and December 31, 2023.
The table below presents the amortized cost basis of credit card receivables by FICO score:

FICO Score	June 30, 2024	December 31, 2023
	(in millions)
> 800	$32	$32
750 - 799	29	28
700 - 749	30	30
650 - 699	19	19
< 650	8	8
Total	$118	$117
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Margin Loans
The margin loans balance was $1.1 billion as of both June 30, 2024 and December 31, 2023. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both June 30, 2024 and December 31, 2023, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $620 million and $537 million as of June 30, 2024 and December 31, 2023, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both June 30, 2024 and December 31, 2023, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $6.1 billion and $6.5 billion as of June 30, 2024 and December 31, 2023, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both June 30, 2024 and December 31, 2023.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the three and six months ended June 30, 2024 and 2023.
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in deferred acquisition costs (“DAC”):

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,496	$208	$35	$5	$110	$534
Capitalization of acquisition costs	10	52	—	—	—	30
Amortization	(60)	(14)	(4)	(1)	(4)	(22)
Balance at June 30, 2024	$1,446	$246	$31	$4	$106	$542

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,711
Capitalization of acquisition costs	2	—	2	1	2	99
Amortization	(8)	—	—	(1)	(5)	(119)
Balance at June 30, 2024	$217	$2	$8	$17	$72	$2,691
Other broker dealer acquisition costs						3
Balance at June 30, 2024 including broker dealer acquisition costs						$2,694

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,598	$149	$45	$6	$118	$521
Capitalization of acquisition costs	23	83	—	—	—	57
Amortization	(125)	(24)	(10)	(1)	(8)	(44)
Balance at December 31, 2023	$1,496	$208	$35	$5	$110	$534

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,775
Capitalization of acquisition costs	4	—	4	1	4	176
Amortization	(17)	(1)	—	(2)	(8)	(240)
Balance at December 31, 2023	$223	$2	$6	$17	$75	$2,711
Other broker dealer acquisition costs						2
Balance at December 31, 2023 including broker dealer acquisition costs						$2,713
The following tables summarize the balances of and changes in deferred sales inducement costs (“DSIC”):

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$136	$12	$148
Amortization	(7)	(1)	(8)
Balance at June 30, 2024	$129	$11	$140

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$151	$16	$167
Amortization	(15)	(4)	(19)
Balance at December 31, 2023	$136	$12	$148
8.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Policyholder account balances
Policyholder account balances	$30,373	$27,947

Future policy benefits
Reserve for future policy benefits	7,468	7,763
Deferred profit liability	93	81
Additional liabilities for insurance guarantees	1,351	1,321
Other insurance and annuity liabilities	225	213
Total future policy benefits	9,137	9,378
Policy claims and other policyholders’ funds	232	220
Total policyholder account balances, future policy benefits and claims	$39,742	$37,545

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	19	2,088	20	—	55
Policy charges	(7)	(1)	—	—	—
Surrenders and other benefits	(343)	(164)	(474)	(8)	(59)
Net transfer from (to) separate account liabilities	(16)	—	—	—	—
Variable account index-linked adjustments	—	1,086	—	—	—
Interest credited	64	—	104	8	5
Balance at June 30, 2024	$3,890	$13,751	$5,632	$307	$445

Weighted-average crediting rate	3.3%	1.8%	3.7%	2.0%	N/A
Cash surrender value (1)	$3,866	$13,008	$5,626	$279	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	58	151	89	—	2,480
Policy charges	(87)	(46)	(63)	—	(204)
Surrenders and other benefits	(31)	(43)	(40)	(23)	(1,185)
Net transfer from (to) separate account liabilities	—	(55)	—	—	(71)
Variable account index-linked adjustments	—	—	—	—	1,086
Interest credited	25	30	76	8	320
Balance at June 30, 2024	$1,439	$1,606	$2,817	$486	$30,373

Weighted-average crediting rate	3.6%	3.9%	2.3%	4.0%
Net amount at risk	$8,530	$57,078	$13,970	$134
Cash surrender value (1)	$1,305	$1,079	$2,352	$314

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	73	3,084	47	—	91
Policy charges	(10)	—	—	—	—
Surrenders and other benefits	(759)	(156)	(1,086)	(10)	(127)
Net transfer from (to) separate account liabilities	(25)	—	—	—	—
Variable account index-linked adjustments	—	1,403	—	—	—
Interest credited	142	1	222	5	9
Balance at December 31, 2023	$4,173	$10,742	$5,982	$307	$444

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,146	$10,129	$5,974	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	123	272	193	1	3,884
Policy charges	(176)	(94)	(121)	—	(401)
Surrenders and other benefits	(69)	(78)	(53)	(44)	(2,382)
Net transfer from (to) separate account liabilities	—	(107)	—	—	(132)
Variable account index-linked adjustments	—	—	—	—	1,403
Interest credited	52	56	82	20	589
Balance at December 31, 2023	$1,474	$1,569	$2,755	$501	$27,947

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,740	$57,291	$14,407	$141
Cash surrender value (1)	$1,330	$1,065	$2,271	$326
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

June 30, 2024
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$29	$108	$64	$17	$2	$220
	2%	–	2.99%	125	—	—	—	—	125
	3%	–	3.99%	2,030	4	—	1	—	2,035
	4%	–	5.00%	1,459	—	—	—	—	1,459
	Total			$3,643	$112	$64	$18	$2	$3,839

Fixed accounts of structured variable annuities	1%	–	1.99%	$2	$23	$4	$2	$—	$31
	2%	–	2.99%	11	—	—	—	—	11
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$13	$23	$4	$2	$—	$42

Fixed annuities	1%	–	1.99%	$93	$280	$174	$113	$—	$660
	2%	–	2.99%	27	16	1	—	—	44
	3%	–	3.99%	2,585	—	—	—	—	2,585
	4%	–	5.00%	2,328	—	—	—	—	2,328
	Total			$5,033	$296	$175	$113	$—	$5,617

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$6	$13	$—	$21
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$6	$13	$—	$21

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	50	3	12	—	1	66
	3%	–	3.99%	839	—	4	5	—	848
	4%	–	5.00%	494	3	—	—	—	497
	Total			$1,383	$6	$16	$5	$1	$1,411

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$1	$5	$—	$34	$40
	2%	–	2.99%	11	12	—	1	9	33
	3%	–	3.99%	115	2	2	9	—	128
	4%	–	5.00%	584	14	—	—	—	598
	Total			$710	$29	$7	$10	$43	$799

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$—	$2	$—	$2
	2%	–	2.99%	—	128	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$128	$—	$2	$—	$130

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	30	—	—	—	—	30
	4%	–	5.00%	283	—	—	—	—	283
	Total			$313	$—	$—	$—	$—	$313

Total	1%	–	1.99%	$124	$414	$253	$147	$36	$974
	2%	–	2.99%	224	159	13	1	10	407
	3%	–	3.99%	5,599	6	6	15	—	5,626
	4%	–	5.00%	5,148	17	—	—	—	5,165
	Total			$11,095	$596	$272	$163	$46	$12,172

Percentage of total account values that reset in:
Next 12 months				100.0%	100.0%	99.9%	100.0%	100.0%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	—	0.1	—	—	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$43	$131	$52	$15	$2	$243
	2%	–	2.99%	137	1	—	—	—	138
	3%	–	3.99%	2,214	—	—	1	—	2,215
	4%	–	5.00%	1,514	—	—	—	—	1,514
	Total			$3,908	$132	$52	$16	$2	$4,110

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(11)	(11)	(22)
Adjusted beginning of year balance	$—	$708	$94	$1,126	$1,928
Issuances	105	30	4	—	139
Interest accrual	—	18	3	28	49
Net premiums collected	(105)	(36)	(5)	(74)	(220)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$720	$96	$1,080	$1,896
Effect of changes in discount rate assumptions	—	(30)	(5)	(17)	(52)
Balance at June 30, 2024	$—	$690	$91	$1,063	$1,844

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(5)	1	(18)	(19)	(41)
Adjusted beginning of year balance	$1,217	$1,292	$603	$6,488	$9,600
Issuances	105	30	4	—	139
Interest accrual	28	36	18	162	244
Benefit payments	(78)	(69)	(21)	(213)	(381)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,272	$1,289	$604	$6,437	$9,602
Effect of changes in discount rate assumptions	(91)	(16)	14	(203)	(296)
Balance at June 30, 2024	$1,181	$1,273	$618	$6,234	$9,306

Adjustment due to reserve flooring	$—	$6	$—	$—	$6

Net liability for future policy benefits	$1,181	$589	$527	$5,171	$7,468
Less: reinsurance recoverable	813	416	21	2,614	3,864
Net liability for future policy benefits, after reinsurance recoverable	$368	$173	$506	$2,557	$3,604

Discounted expected future gross premiums	$—	$1,674	$857	$1,237	$3,768
Expected future gross premiums	$—	$2,889	$1,233	$1,696	$5,818
Expected future benefit payments	$1,817	$2,163	$1,035	$10,620	$15,635

Weighted average interest accretion rate	4.4%	6.2%	6.2%	5.1%
Weighted average discount rate	5.4%	5.6%	5.6%	5.6%

Weighted average duration of liability (in years)	6	7	8	8

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(2)	(18)	(3)	(23)
Adjusted beginning of year balance	$—	$687	$100	$1,236	$2,023
Issuances	177	55	12	—	244
Interest accrual	1	36	5	59	101
Net premiums collected	(178)	(70)	(12)	(158)	(418)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$105	$1,137	$1,950
Effect of changes in discount rate assumptions	—	(5)	(1)	9	3
Balance at December 31, 2023	$—	$703	$104	$1,146	$1,953

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(10)	(1)	(29)	5	(35)
Adjusted beginning of year balance	$1,145	$1,294	$615	$6,583	$9,637
Issuances	177	56	11	—	244
Interest accrual	50	73	37	329	489
Benefit payments	(150)	(132)	(42)	(405)	(729)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,222	$1,291	$621	$6,507	$9,641
Effect of changes in discount rate assumptions	(58)	34	40	54	70
Balance at December 31, 2023	$1,164	$1,325	$661	$6,561	$9,711

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,164	$627	$557	$5,415	$7,763
Less: reinsurance recoverable	880	440	22	2,738	4,080
Net liability for future policy benefits, after reinsurance recoverable	$284	$187	$535	$2,677	$3,683

Discounted expected future gross premiums	$—	$1,764	$904	$1,325	$3,993
Expected future gross premiums	$—	$2,938	$1,269	$1,786	$5,993
Expected future benefit payments	$1,726	$2,166	$1,068	$10,850	$15,810

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.0%
Weighted average discount rate	4.9%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	7	7	8	8

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
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	19	3	—	22
Benefit accrual	66	4	2	72
Benefit payments	(27)	(8)	(2)	(37)
Effect of actual variances from expected experience	(7)	1	—	(6)
Impact of change in net unrealized (gains) losses on securities	(16)	(1)	(4)	(21)
Balance at June 30, 2024	$1,260	$80	$11	$1,351

Weighted average interest accretion rate	3.0%	7.1%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	35	5	1	41
Benefit accrual	128	8	2	138
Benefit payments	(50)	(18)	(4)	(72)
Effect of actual variances from expected experience	(13)	11	(2)	(4)
Impact of change in net unrealized (gains) losses on securities	25	1	6	32
Balance at December 31, 2023	$1,225	$81	$15	$1,321

Weighted average interest accretion rate	3.0%	6.9%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statements of Operations was as follows:

	Six Months Ended June 30,
	2024
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$116	$28
Term and whole life insurance	86	18
Disability income insurance	60	15
Long term care insurance	87	134
Total	$349	$195

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Year Ended December 31,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$196	$49
Term and whole life insurance	169	37
Disability income insurance	124	32
Long term care insurance	185	270
Total	$674	$388
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	34	26	60
Amortization	(1)	(8)	(11)	(20)
Balance at June 30, 2024	$26	$222	$281	$529

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	59	52	112
Amortization	(1)	(13)	(19)	(33)
Balance at December 31, 2023	$27	$196	$266	$489
9.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Variable annuities and variable universal life:
Mutual funds	$76,338	$74,634
Unitized pooled pension funds:
Property/real estate	1,726	1,784
Equity securities	558	553
Debt securities	223	285
Cash and cash equivalents	202	147
Other	51	54
Total	$79,098	$77,457

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$2,823	$77,457
Premiums and deposits	417	243	106	766
Policy charges	(663)	(151)	(3)	(817)
Surrenders and other benefits	(3,355)	(203)	(268)	(3,826)
Investment return	4,640	749	125	5,514
Net transfer from (to) general account	15	12	—	27
Other charges	—	—	(23)	(23)
Balance at June 30, 2024	$66,893	$9,445	$2,760	$79,098

Cash surrender value	$65,434	$8,869	$2,760	$77,063

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$3,086	$73,962
Premiums and deposits	835	459	194	1,488
Policy charges	(1,343)	(292)	(7)	(1,642)
Surrenders and other benefits	(5,378)	(317)	(777)	(6,472)
Investment return	8,477	1,250	170	9,897
Net transfer from (to) general account	25	42	—	67
Other charges	—	—	157	157
Balance at December 31, 2023	$65,839	$8,795	$2,823	$77,457

Cash surrender value	$64,280	$8,263	$2,823	$75,366
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(in millions, except age)
Balance at beginning of period	$(629)	$1,133	$335	$1,103
Issuances	7	4	12	8
Interest accrual and time decay	(15)	5	(25)	(21)
Reserve increase from attributed fees collected	195	194	379	383
Reserve release for benefit payments and derecognition	(3)	(9)	(7)	(18)
Effect of changes in interest rates and bond markets	(245)	(588)	(772)	(84)
Effect of changes in equity markets and subaccount performance	(152)	(510)	(882)	(902)
Effect of changes in equity index volatility	15	(27)	54	(70)
Actual policyholder behavior different from expected behavior	10	(1)	41	6
Effect of changes in the instrument-specific credit risk on market risk benefits	(13)	159	35	(45)
Balance at end of period	$(830)	$360	$(830)	$360

Reconciliation of the gross balances in an asset or liability position:
Asset position	$2,082	$1,346	$2,082	$1,346
Liability position	(1,252)	(1,706)	(1,252)	(1,706)
Net asset (liability) position	$830	$(360)	$830	$(360)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$530	$1,415	$530	$1,415
Living benefits	$2,317	$2,725	$2,317	$2,725
Composite (greater of)	$2,775	$3,977	$2,775	$3,977

Weighted average attained age of contractholders	69	68	69	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(402)	$(1,112)	$(1,588)	$(1,049)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(11)	$158	$40	$(44)

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
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	June 30, 2024
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(830)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.6%
			Surrender rate (2)	0.3%	–	75.0%	3.6%
			Market volatility (3)	0.0%	–	25.0%	10.3%
			Nonperformance risk (4)	75 bps			75 bps
			Mortality rate (5)	0.0%	–	41.6%	1.6%

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
11.  Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)
Long-term debt:
Senior notes due 2024	$550	$550	3.7%	3.7%
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2028	600	600	5.7	5.7
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	750	5.2	5.2
Finance lease liabilities	15	20	N/A	N/A
Other (1)	(19)	(21)	N/A	N/A
Total long-term debt	3,396	3,399

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	201	5.5%	5.6%
Total	$3,597	$3,600
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
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company’s life insurance subsidiary has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities, with an aggregate fair value of $1.1 billion as of both June 30, 2024 and December 31, 2023. The remaining maturity of outstanding FHLB advances was less than three months as of both June 30, 2024 and December 31, 2023. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company’s bank subsidiary had no outstanding obligations to the FHLB as of both June 30, 2024 and December 31, 2023. The Company’s bank subsidiary maintains access to collateralized borrowings from the Federal Reserve. As of both June 30, 2024 and December 31, 2023, there were no outstanding obligations to the Federal Reserve.
In June 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. The interest rate for any borrowing under the agreement for U.S. dollars is a Spread Adjusted Term Secured Overnight Financing Rate (“SOFR”), which is defined as Term SOFR for an interest period selected by the Company plus a credit spread adjustment of 0.10%, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of the Company. In the event of default, an additional 2% interest will accrue during such period of default. As of both June 30, 2024 and December 31, 2023, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both June 30, 2024 and December 31, 2023.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both June 30, 2024 and December 31, 2023, AEIS had no borrowings outstanding.

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$1,176	$3,840	$—	$5,016
Available-for-Sale securities:
Corporate debt securities	—	12,388	544	12,932
Residential mortgage backed securities	—	21,697	57	21,754
Commercial mortgage backed securities	—	5,663	—	5,663
Asset backed securities	—	7,806	24	7,830
State and municipal obligations	—	736	—	736
U.S. government and agency obligations	2,762	—	—	2,762
Foreign government bonds and obligations	—	18	—	18
Total Available-for-Sale securities	2,762	48,308	625	51,695
Investments at net asset value (“NAV”)				11	(1)
Trading and other securities	301	24	—	325
Separate account assets at NAV				79,098	(1)
Investments and cash equivalents segregated for regulatory purposes	685	—	—	685
Market risk benefits	—	—	2,082	2,082	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	55	55
Other assets:
Interest rate derivative contracts	—	218	—	218
Equity derivative contracts	114	7,048	—	7,162
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	—	36	—	36
Total other assets	114	7,303	—	7,417
Total assets at fair value	$5,038	$59,475	$2,762	$146,384

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$52	$56
IUL embedded derivatives	—	—	944	944
Structured variable annuity embedded derivatives	—	—	1,896	1,896
Total policyholder account balances, future policy benefits and claims	—	4	2,892	2,896	(3)
Market risk benefits	—	—	1,252	1,252	(2)
Customer deposits	—	9	—	9
Other liabilities:
Interest rate derivative contracts	1	395	—	396
Equity derivative contracts	127	4,478	—	4,605
Credit derivative contracts	—	18	—	18
Foreign exchange derivative contracts	—	6	—	6
Other	290	3	69	362
Total other liabilities	418	4,900	69	5,387
Total liabilities at fair value	$418	$4,913	$4,213	$9,544

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(3) The Company’s adjustment for nonperformance risk resulted in a $216 million cumulative decrease to the embedded derivatives as of June 30, 2024.
(4) The Company’s adjustment for nonperformance risk resulted in a $195 million cumulative decrease to the embedded derivatives as of December 31, 2023.
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at April 1, 2024	$505	$25	$1	$531		$54
Total gains (losses) included in:
Net income	—	—	—	—	(1)	2
Other comprehensive income (loss)	1	(1)	—	—		—
Purchases	50	60	23	133		—
Settlements	(12)	(2)	—	(14)		(1)
Transfers out of Level 3	—	(25)	—	(25)		—
Balance at June 30, 2024	$544	$57	$24	$625		$55

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2024	$52		$888		$1,620		$2,560	$71
Total (gains) losses included in:
Net income	1	(2)	91	(2)	325	(3)	417	1	(4)
Issues	—		8		39		47	6
Settlements	(1)		(43)		(88)		(132)	(9)
Balance at June 30, 2024	$52		$944		$1,896		$2,892	$69

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2024	$—		$91	(2)	$325	(3)	$416	$—

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at April 1, 2023	$440	$5	$445		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	2
Other comprehensive income (loss)	(7)	—	(7)		—
Purchases	23	—	23		—
Settlements	(10)	(2)	(12)		(1)
Balance at June 30, 2023	$446	$3	$449		$49

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2023	$(7)	$—	$(7)		$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2023	$44		$771		$142		$957	$70
Total (gains) losses included in:
Net income	2	(2)	54	(2)	426	(3)	482	1	(4)
Issues	—		16		19		35	19
Settlements	—		(32)		(30)		(62)	(12)
Balance at June 30, 2023	$46		$809		$557		$1,412	$78

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2023	$—		$54	(2)	$426	(3)	$480	$—

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$469	$—	$1	$470		$51
Total gains (losses) included in:
Net income	—	—	—	—	(1)	6
Other comprehensive income (loss)	(2)	(1)	—	(3)		—
Purchases	102	85	23	210		—
Settlements	(25)	(2)	—	(27)		(2)
Transfers out of Level 3	—	(25)	—	(25)		—
Balance at June 30, 2024	$544	$57	$24	$625		$55

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2024	$(3)	$—	$—	$(3)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933	$76
Total (gains) losses included in:
Net income	5	(2)	133	(2)	953	(3)	1,091	1	(4)
Issues	—		14		76		90	9
Settlements	(2)		(76)		(144)		(222)	(17)
Balance at June 30, 2024	$52		$944		$1,896		$2,892	$69

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2024	$—		$133	(2)	$953	(3)	$1,086	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$405	$6	$411		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	2
Other comprehensive income (loss)	1	—	1		—
Purchases	78	—	78		—
Settlements	(38)	(3)	(41)		(1)
Balance at June 30, 2023	$446	$3	$449		$49

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2023	$1	$—	$1		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(5)	$646	$62
Total (gains) losses included in:
Net income	3	(2)	92	(2)	689	(3)	784	1	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		40		31		71	33
Settlements	(1)		(62)		(26)		(89)	(19)
Balance at June 30, 2023	$46		$809		$557		$1,412	$78

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2023	$—		$92	(2)	$689	(3)	$781	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and the amount is presented as a contra liability.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $19 million and $4 million, net of the reinsurance accrual, for the three months ended June 30, 2024 and 2023, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $19 million and $61 million, net of the reinsurance accrual, for the six months ended June 30, 2024 and 2023, respectively.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$544	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	2.3%	1.3%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	4.0%			4.0%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	27.0%			27.0%
			Constant prepayment rate	15.0%			15.0%
			Loss recovery	60.0%			60.0%
Fixed deferred indexed annuity ceded embedded derivatives	$55	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$52	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	75 bps			75 bps
IUL embedded derivatives	$944	Discounted cash flow	Nonperformance risk (4)	75 bps			75 bps
Structured variable annuity embedded derivatives	$1,896	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.5%
			Nonperformance risk (4)	75 bps			75 bps
Contingent consideration liabilities	$69	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	3.1%

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$469	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.4%	1.2%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.0%			3.0%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	29.0%			29.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$51	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	85 bps			85 bps
IUL embedded derivatives	$873	Discounted cash flow	Nonperformance risk (4)	85 bps			85 bps
Structured variable annuity embedded derivatives	$1,011	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.6%
			Nonperformance risk (4)	85 bps			85 bps
Contingent consideration liabilities	$76	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	2.9%
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
Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, and asset backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of certain asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in certain asset backed securities is classified as Level 3.

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $35 million and $41 million as of June 30, 2024 and December 31, 2023, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,233	$—	$363	$1,719	$2,082
Policy loans	947	—	947	—	947
Receivables	9,540	441	1,702	6,156	8,299
Restricted and segregated cash	688	688	—	—	688
Other investments and assets	301	—	246	56	302

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$18,370	$—	$—	$15,524	$15,524
Investment certificate reserves	12,517	—	—	12,466	12,466
Banking and brokerage deposits	23,742	23,742	—	—	23,742
Separate account liabilities — investment contracts	3,118	—	3,118	—	3,118
Debt and other liabilities	4,067	464	3,561	4	4,029

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$7,281	$—	$7,281	$(4,811)	$(1,198)	$(1,186)	$86
OTC cleared	28	—	28	(28)	—	—	—
Exchange-traded	108	—	108	(25)	—	—	83
Total derivatives	7,417	—	7,417	(4,864)	(1,198)	(1,186)	169
Securities borrowed	441	—	441	(95)	—	(337)	9
Total	$7,858	$—	$7,858	$(4,959)	$(1,198)	$(1,523)	$178

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,197	$—	$5,197	$(3,707)	$(1,114)	$(357)	$19
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	39	—	39	(18)	—	—	21
Total derivatives	5,245	—	5,245	(3,734)	(1,114)	(357)	40
Securities borrowed	146	—	146	(32)	—	(111)	3
Total	$5,391	$—	$5,391	$(3,766)	$(1,114)	$(468)	$43
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,912	$—	$4,912	$(4,811)	$(3)	$(87)	$11
OTC cleared	86	—	86	(28)	—	—	58
Exchange-traded	27	—	27	(25)	—	—	2
Total derivatives	5,025	—	5,025	(4,864)	(3)	(87)	71
Securities loaned	464	—	464	(95)	—	(357)	12
Total	$5,489	$—	$5,489	$(4,959)	$(3)	$(444)	$83

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts – net investment hedges	$76	$1	$—	$61	$—	$3
Total qualifying hedges	76	1	—	61	—	3

Derivatives not designated as hedging instruments
Interest rate contracts	39,821	218	396	42,523	185	305
Equity contracts	93,014	7,162	4,605	83,080	5,034	3,464
Credit contracts	3,118	1	18	3,436	4	107
Foreign exchange contracts	3,418	35	6	3,262	22	4
Total non-designated hedges	139,371	7,416	5,025	132,301	5,245	3,880

Embedded derivatives
IUL	N/A	—	944	N/A	—	873
Fixed deferred indexed annuities and deposit receivables	N/A	55	56	N/A	51	52
Structured variable annuities (3)	N/A	—	1,896	N/A	—	1,011
SMC	N/A	—	9	N/A	—	9
Total embedded derivatives	N/A	55	2,905	N/A	51	1,945
Total derivatives	$139,447	$7,472	$7,930	$132,362	$5,296	$5,828
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
(3) The fair value of the structured variable annuity embedded derivatives as of June 30, 2024 included $1.9 billion of individual embedded derivatives in a liability position and $1 million of individual embedded derivatives in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2023 included $1.0 billion of individual embedded derivatives in a liability position and $15 million of individual embedded derivatives in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of June 30, 2024 and December 31, 2023, investment securities with a fair value of $1.6 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $156 million and $145 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of June 30, 2024 and December 31, 2023, investment securities with a fair value of $1.3 billion and $376 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $1.1 billion and $314 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2024 and December 31, 2023, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both June 30, 2024 and December 31, 2023, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2024
Interest rate contracts	$—	$—	$—	$—	$—	$(188)	$—
Equity contracts	(3)	1	15	15	252	(169)	—
Credit contracts	—	—	(1)	—	—	34	—
Foreign exchange contracts	—	—	—	—	—	23	1
IUL embedded derivatives	—	—	—	(48)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	11	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(325)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—	—
Total gain (loss)	$(3)	$—	$14	$(22)	$(73)	$(300)	$1

Three Months Ended June 30, 2023
Interest rate contracts	$—	$—	$—	$—	$(14)	$(481)	$—
Equity contracts	(1)	2	45	35	346	(438)	5
Credit contracts	—	—	—	—	—	66	—
Foreign exchange contracts	—	—	—	—	—	20	3
IUL embedded derivatives	—	—	—	(22)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(1)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(426)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—	—
Total gain (loss)	$(1)	$—	$45	$12	$(94)	$(833)	$8

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Six Months Ended June 30, 2024
Interest rate contracts	$—	$—	$—	$—	$(8)	$(721)	$—
Equity contracts	(5)	2	81	47	850	(728)	6
Credit contracts	—	—	(2)	—	—	99	—
Foreign exchange contracts	—	—	—	—	—	57	(2)
IUL embedded derivatives	—	—	—	(57)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	10	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(953)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—	—
Total gain (loss)	$(5)	$—	$79	$—	$(111)	$(1,293)	$4

Six Months Ended June 30, 2023
Interest rate contracts	$—	$—	$—	$—	$(8)	$(234)	$—
Equity contracts	(2)	3	88	54	510	(900)	8
Credit contracts	—	—	1	—	—	33	—
Foreign exchange contracts	—	—	—	—	—	12	6
IUL embedded derivatives	—	—	—	(30)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(2)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(689)	—	—
SMC embedded derivatives	—	(4)	—	—	—	—	—
Total gain (loss)	$(2)	$(1)	$89	$22	$(187)	$(1,089)	$14
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of June 30, 2024:

	Premiums Payable	Premiums Receivable
	(in millions)
2024 (1)	$69	$—
2025	119	20
2026	246	88
2027	20	—
2028	29	—
2029 - 2031	369	—
Total	$852	$108
(1) 2024 amounts represent the amounts payable and receivable for the period from July 1, 2024 to December 31, 2024.

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
For both the six months ended June 30, 2024 and 2023, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of June 30, 2024 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is $0.8 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 11 years and relates to forecasted debt interest payments. See Note 15 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended June 30, 2024 and 2023, the Company recognized a gain of $1 million and a loss of $1 million, respectively, in other comprehensive income (loss) (“OCI”). For the six months ended June 30, 2024 and 2023, the Company recognized a gain of $1 million and a loss of $3 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2024 and December 31, 2023, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $98 million and $65 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2024 and December 31, 2023 was $88 million and $58 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2024 and December 31, 2023 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $10 million and $7 million, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
15.  Shareholders’ Equity
The following table presents the amounts related to each component of OCI:

	Three Months Ended June 30,
	2024			2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(180)	$38	$(142)	$(439)	$101	$(338)
Reclassification of net (gains) losses on securities included in net income (2)	2	—	2	(6)	1	(5)
Impact of benefit reserves and reinsurance recoverables	6	(1)	5	6	(1)	5
Net unrealized gains (losses) on securities	(172)	37	(135)	(439)	101	(338)
Effect of changes in discount rate assumptions on certain long-duration contracts	79	(17)	62	75	(16)	59
Effect of changes in instrument-specific credit risk on MRBs	13	(4)	9	(159)	33	(126)
Foreign currency translation	2	(1)	1	52	(11)	41
Total other comprehensive income (loss)	$(78)	$15	$(63)	$(471)	$107	$(364)

	Six Months Ended June 30,
	2024			2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(416)	$90	$(326)	$127	$(23)	$104
Reclassification of net (gains) losses on securities included in net income (2)	2	—	2	(9)	2	(7)
Impact of benefit reserves and reinsurance recoverables	14	(3)	11	(6)	1	(5)
Net unrealized gains (losses) on securities	(400)	87	(313)	112	(20)	92
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	—	—	—	3	(1)	2
Net unrealized gains (losses) on derivatives	—	—	—	3	(1)	2
Effect of changes in discount rate assumptions on certain long-duration contracts	167	(36)	131	(8)	2	(6)
Effect of changes in instrument-specific credit risk on MRBs	(35)	7	(28)	45	(10)	35
Foreign currency translation	(16)	(1)	(17)	94	(20)	74
Total other comprehensive income (loss)	$(284)	$57	$(227)	$246	$(49)	$197
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at April 1, 2024	$(1,419)	$5	$(57)	$(122)	$(60)	$(276)	$(1)	$(1,930)
OCI before reclassifications	(137)	—	62	9	—	1	—	(65)
Amounts reclassified from AOCI	2	—	—	—	—	—	—	2
Total OCI	(135)	—	62	9	—	1	—	(63)
Balance at June 30, 2024	$(1,554)	$5	$5	$(113)	$(60)	$(275)	$(1)	$(1,993)

Balance at April 1, 2023	$(1,613)	$5	$(137)	$141	$(75)	$(305)	$(1)	$(1,985)
OCI before reclassifications	(333)	—	59	(126)	—	41	—	(359)
Amounts reclassified from AOCI	(5)	—	—	—	—	—	—	(5)
Total OCI	(338)	—	59	(126)	—	41	—	(364)
Balance at June 30, 2023	$(1,951)	$5	$(78)	$15	$(75)	$(264)	$(1)	$(2,349)

Balance at January 1, 2024	$(1,241)	$5	$(126)	$(85)	$(60)	$(258)	$(1)	$(1,766)
OCI before reclassifications	(315)	—	131	(28)	—	(17)	—	(229)
Amounts reclassified from AOCI	2	—	—	—	—	—	—	2
Total OCI	(313)	—	131	(28)	—	(17)	—	(227)
Balance at June 30, 2024	$(1,554)	$5	$5	$(113)	$(60)	$(275)	$(1)	$(1,993)

Balance at January 1, 2023	$(2,043)	$3	$(72)	$(20)	$(75)	$(338)	$(1)	$(2,546)
OCI before reclassifications	99	2	(6)	35	—	74	—	204
Amounts reclassified from AOCI	(7)	—	—	—	—	—	—	(7)
Total OCI	92	2	(6)	35	—	74	—	197
Balance at June 30, 2023	$(1,951)	$5	$(78)	$15	$(75)	$(264)	$(1)	$(2,349)
For the six months ended June 30, 2024 and 2023, the Company repurchased a total of 2.5 million shares and 3.2 million shares, respectively, of its common stock for an aggregate cost of $1.0 billion and $998 million, respectively. On July 24, 2023, the Company’s Board of Directors authorized an additional $3.5 billion for the repurchase of the Company’s common stock through September 30, 2025. As of June 30, 2024, the Company had $2.1 billion remaining under this share repurchase authorization.
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
For both the six months ended June 30, 2024 and 2023, the Company reacquired 0.3 million shares of its common stock through the surrender of shares upon vesting and paid in the aggregate $104 million and $88 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2024 and 2023, the Company reacquired 0.3 million shares and 0.2 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $119 million and $73 million, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
During the six months ended June 30, 2024 and 2023, the Company reissued 0.7 million and 0.6 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
16.  Income Taxes
The Company’s effective tax rate was 21.1% for both the three months ended June 30, 2024 and 2023. The Company’s effective tax rate was 19.9% and 19.5% for the six months ended June 30, 2024 and 2023, respectively.
The effective tax rate for the three months ended June 30, 2024 was higher than the statutory rate as a result of state income taxes, net of federal benefit. The effective tax rate for the six months ended June 30, 2024 was lower than the statutory rate as a result of tax preferred items including incentive compensation, partially offset by state income taxes, net of federal benefit.
The effective tax rate for the three months ended June 30, 2023 was higher than the statutory rate as a result of state income taxes, net of federal benefit. The effective tax rate for the six months ended June 30, 2023 was lower than the statutory rate as a result of tax preferred items including incentive compensation and foreign tax credits, net of addback, partially offset by state income taxes, net of federal benefit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $32 million, net of federal benefit, which will expire beginning December 31, 2024 and foreign net operating losses of $43 million, which do not expire.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of June 30, 2024, management believes it is more likely than not that the Company will not realize certain state net operating losses of $31 million, state deferred tax assets of $2 million (both net of federal benefit), and foreign net operating losses of $33 million; therefore, a valuation allowance has been established. The valuation allowance was $66 million and $65 million as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company had $154 million and $150 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $125 million and $120 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2024 and December 31, 2023, respectively, would affect the effective tax rate. During the second quarter of 2023, the Company had additions to its gross unrecognized tax benefits for tax positions of prior years of $71 million and reductions to its gross unrecognized tax benefits of prior years of $80 million.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $8 million in the next 12 months primarily due to expected exam closures and state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and $3 million in interest and penalties for the three and six months ended June 30, 2024, respectively. The Company recognized a net increase of $7 million and $8 million in interest and penalties for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had a payable of $29 million and $26 million, respectively, related to accrued interest and penalties.
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
The Company is an applicable corporation required to compute corporate alternative minimum tax (“CAMT”). As of June 30, 2024 and December 31, 2023, the Company recorded an estimate of $43 million and nil, respectively, for the provision of the Federal CAMT based on the Company’s interpretation of available guidance. This was offset with an increase to the deferred tax asset for the credit carryover, which does not expire, resulting in no impact to the total tax provision. The estimate is based on interpretations and assumptions the Company has made regarding the CAMT provisions of the Inflation Reduction Act of 2022. The U.S. Department of the Treasury is expected to issue additional regulatory guidance in 2024 that may materially change the estimated provision of the CAMT.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic and foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries regarding certain subjects, including from time to time: sales and distribution of, and disclosure practices related to, mutual and other pooled funds, exchange traded funds, private funds, segregated accounts, annuities, equity and fixed income securities, real estate investment trusts, insurance products, banking products, brokerage offerings, including money settlement options, and financial advice offerings, including managed accounts; wholesaler activity; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; recordkeeping requirements; and transaction monitoring systems and controls. The Company is cooperating with the applicable regulators. In connection with one such matter, the Company has responded to SEC document and information requests regarding the preservation of certain business-related communications sent on electronic messaging platforms that have not been approved by the Company. During 2023, the Company recorded a $50 million accrual for this matter within our introducing broker dealer subsidiary. The Company has reached an agreement in principle with the Staff, subject to Commission approval, that it believes resolves this matter. As of June 30, 2024, the related liability was $50 million.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both June 30, 2024 and December 31, 2023, the estimated liability was $34 million. As of both June 30, 2024 and December 31, 2023, the related premium tax asset was $29 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
18.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(in millions, except per share amounts)
Numerator:
Net income	$829	$890	$1,819	$1,307

Denominator:
Basic: Weighted-average common shares outstanding	101.6	106.4	102.2	107.1
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.8	2.0	1.8	2.1
Diluted: Weighted-average common shares outstanding	103.4	108.4	104.0	109.2

Earnings per share:
Basic	$8.16	$8.36	$17.80	$12.20
Diluted	$8.02	$8.21	$17.49	$11.97
The calculation of diluted earnings per share excludes the incremental effect of nil options for both the three months ended June 30, 2024 and 2023, and 0.1 million and 0.2 million options for the six months ended June 30, 2024 and 2023, respectively, due to their anti-dilutive effect.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2024	December 31, 2023
	(in millions)
Advice & Wealth Management	$41,893	$42,983
Asset Management	7,358	7,288
Retirement & Protection Solutions	113,610	108,451
Corporate & Other	16,839	16,469
Total assets	$179,700	$175,191

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,644	$2,343	$5,204	$4,608
Asset Management	848	808	1,703	1,607
Retirement & Protection Solutions	928	858	1,840	1,682
Corporate & Other	111	148	232	274
Elimination of segment revenues (1)(2)	(360)	(331)	(708)	(647)
Total segment adjusted operating net revenues	4,171	3,826	8,271	7,524
Adjustments:
Net realized investment gains (losses)	(3)	3	(3)	6
Market impact on non-traditional long-duration products	(1)	1	1	1
Revenue attributable to consolidated investment entities	53	46	97	87
Total net revenues per consolidated statements of operations	$4,220	$3,876	$8,366	$7,618
(1) Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2024 and 2023 in each segment as follows: Advice & Wealth Management ($236 million and $211 million, respectively); Asset Management ($23 million and $19 million, respectively); Retirement & Protection Solutions ($108 million and $104 million, respectively); and Corporate & Other ($(7) million and $(3) million, respectively).
(2) Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2024 and 2023 in each segment as follows: Advice & Wealth Management ($461 million and $412 million, respectively); Asset Management ($47 million and $36 million, respectively); Retirement & Protection Solutions ($214 million and $206 million, respectively); and Corporate & Other ($(14) million and $(7) million, respectively).

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$822	$731	$1,584	$1,424
Asset Management	218	162	424	327
Retirement & Protection Solutions	196	189	395	383
Corporate & Other	(119)	(60)	(208)	(134)
Total segment adjusted operating earnings	1,117	1,022	2,195	2,000
Adjustments:
Net realized investment gains (losses)	(3)	3	(3)	6
Market impact on non-traditional long-duration products	(60)	127	80	(348)
Integration/restructuring charges	—	(25)	—	(35)
Net income (loss) attributable to consolidated investment entities	(3)	—	(2)	—
Pretax income per consolidated statements of operations	$1,051	$1,127	$2,270	$1,623

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
Overview
Ameriprise Financial is a diversified financial services company with a 130-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.4 trillion in assets under management and administration as of June 30, 2024. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
The following table reconciles our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net income (loss)	$1,819	$1,307	$17.49	$11.97
Less Adjustments:
Net realized investment gains (losses) (1)	(3)	6	(0.03)	0.05
Market impact on non-traditional long-duration products (1)	80	(348)	0.77	(3.19)
Integration/restructuring charges (1)	—	(35)	—	(0.32)
Net income (loss) attributable to CIEs	(2)	—	(0.02)	—
Tax effect of adjustments (2)	(16)	79	(0.15)	0.73
Adjusted operating earnings	$1,760	$1,605	$16.92	$14.70

Weighted average common shares outstanding:
Basic	102.2	107.1
Diluted	104.0	109.2
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

Index
AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended June 30,
	2024	2023
	(in millions)
Net income	$3,068	$3,017
Less: Adjustments (1)	(198)	(143)
Adjusted operating earnings	3,266	3,160

Total Ameriprise Financial, Inc. shareholders’ equity	4,501	3,943
Less: AOCI, net of tax	(2,176)	(2,259)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,677	6,202
Less: Equity impacts attributable to CIEs	(4)	(2)
Adjusted operating equity	$6,681	$6,204

Return on equity, excluding AOCI	45.9%	48.6%
Adjusted operating return on equity, excluding AOCI (2)	48.9%	50.9%
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
The following table reconciles GAAP total equity to Available Capital for Capital Adequacy:

	June 30, 2024	December 31, 2023
	(in millions)
Ameriprise Financial, Inc. GAAP total equity	$4,993	$4,729
Less: AOCI	(1,993)	(1,766)
Ameriprise Financial, Inc. GAAP total equity, excluding AOCI	6,986	6,495
Less: RiverSource Life Insurance Company GAAP equity, excluding AOCI	2,012	1,851
Add: RiverSource Life Insurance Company statutory total adjusted capital	2,598	3,093
Less: Goodwill and intangibles	2,595	2,622
Add: Other adjustments	268	303
Available Capital for Capital Adequacy	$5,245	$5,418
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

Index
AMERIPRISE FINANCIAL, INC.
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
S&P 500
Daily average	5,253	4,207	25%	5,125	4,103	25%
Period end	5,460	4,450	23%	5,460	4,450	23%
Weighted Equity Index (“WEI”) (1)
Daily average	3,358	2,769	21%	3,288	2,716	21%
Period end	3,456	2,900	19%	3,456	2,900	19%
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
The following table presents detail regarding our AUM and AUA:

	June 30,		Change
	2024	2023
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$531.2	$451.2	$80.0	18%
Asset Management AUM	641.9	616.6	25.3	4
Corporate AUM	0.5	0.3	0.2	67
Eliminations	(44.1)	(39.3)	(4.8)	(12)
Total Assets Under Management	1,129.5	1,028.8	100.7	10
Total Assets Under Administration	298.4	248.0	50.4	20
Total AUM and AUA	$1,427.9	$1,276.8	$151.1	12%
Total AUM increased $100.7 billion, or 10%, to $1.1 trillion as of June 30, 2024 compared to $1.0 trillion as of June 30, 2023 due to an $80.0 billion increase in Advice & Wealth Management AUM driven by equity market appreciation and wrap account net inflows, and a $25.3 billion increase in Asset Management AUM primarily driven by equity market appreciation, partially offset by net outflows. Total AUA increased $50.4 billion, or 20%, to $298.4 billion as of June 30, 2024 compared to the prior year period primarily driven by equity market appreciation and an increase in third-party money market funds and brokered CDs. See our segment results of operations discussion below for additional information on changes in our AUM.

Index
AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended June 30, 2024 and 2023
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$2,456	$2,199	$257	12%
Distribution fees	505	482	23	5
Net investment income	921	811	110	14
Premiums, policy and contract charges	381	383	(2)	(1)
Other revenues	129	132	(3)	(2)
Total revenues	4,392	4,007	385	10
Banking and deposit interest expense	172	131	41	31
Total net revenues	4,220	3,876	344	9
Expenses
Distribution expenses	1,450	1,248	202	16
Interest credited to fixed accounts	185	161	24	15
Benefits, claims, losses and settlement expenses	331	327	4	1
Remeasurement (gains) losses of future policy benefit reserves	(8)	—	(8)	—
Change in fair value of market risk benefits	110	(99)	209	NM
Amortization of deferred acquisition costs	61	61	—	—
Interest and debt expense	83	84	(1)	(1)
General and administrative expense	957	967	(10)	(1)
Total expenses	3,169	2,749	420	15
Pretax income	1,051	1,127	(76)	(7)
Income tax provision	222	237	(15)	(6)
Net income	$829	$890	$(61)	(7)%
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income decreased $76 million, or 7%, for the three months ended June 30, 2024 compared to the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $60 million for the three months ended June 30, 2024 compared to a benefit of $127 million for the prior year period.
•An unfavorable impact from the cumulative impact of Asset Management net outflows.
•A favorable impact from the trend in rising interest rates on the investment portfolio yield, along with higher balances in bank, certificate and structured variable annuities (“SVA”) products.
•A favorable impact from higher average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, increased 21% in the three months ended June 30, 2024 compared to the prior year period. The average S&P 500 index was 25% higher in the quarter compared to the prior year period.
•A favorable impact from the cumulative impact of wrap net inflows and higher transactional activity in Advice & Wealth Management.
Net Revenues
Management and financial advice fees increased $257 million, or 12%, for the three months ended June 30, 2024 compared to the prior year period reflecting market appreciation and wrap account net inflows, partially offset by the cumulative impact of Asset Management net outflows.
Distribution fees increased $23 million, or 5%, for the three months ended June 30, 2024 compared to the prior year period primarily due to higher transactional activity and market appreciation, partially offset by $44 million of lower fees on off-balance sheet brokerage cash due to lower off-balance sheet brokerage cash balances.

Index
AMERIPRISE FINANCIAL, INC.
Net investment income increased $110 million, or 14%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting the following items:
•The favorable impact of growth in Ameriprise Bank, FSB (“Ameriprise Bank”) customer deposits and certificate business as a result of the market environment.
•The favorable impact of the trend in rising interest rates on the investment portfolio yield.
Banking and deposit interest expense increased $41 million, or 31%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and Ameriprise Bank cash deposits.
Expenses
Distribution expenses increased $202 million, or 16%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting higher market appreciation and higher transactional activity.
Interest credited to fixed accounts increased $24 million, or 15%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $59 million increase in expense from other market impacts on indexed universal life (“IUL”) benefits, net of hedges, which was an expense of $44 million for the three months ended June 30, 2024 compared to a benefit of $15 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current period, which reflected higher option costs due to a higher option budget and new money rate, offset by more discounting due to higher Treasury rates.
•A $27 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $5 million for the three months ended June 30, 2024 compared to an unfavorable impact of $22 million for the prior year period.
Benefits, claims, losses and settlement expenses increased $4 million, or 1%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting the impact of increased volume in SVAs. This increase was partially offset by a $23 million decrease in expense from market impacts on SVA embedded derivative, net of hedges in place to offset those risks. This decrease was primarily the result of a favorable $107 million change in the market impact on SVA embedded derivative and an unfavorable $81 million change in the market impact on derivatives hedging the SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended June 30, 2024 compared to an expense in the prior year period.
Change in fair value of market risk benefits increased $209 million, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $188 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This increase was the result of an unfavorable $725 million change in the market impact on variable annuity guaranteed benefits reserves, partially offset by a favorable $534 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for the three months ended June 30, 2024 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for the three months ended June 30, 2024 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the three months ended June 30, 2024 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the three months ended June 30, 2024 compared to the prior year period.
General and administrative expense decreased $10 million, or 1%, for the three months ended June 30, 2024 compared to the prior year period primarily due to our continued focus on operational efficiency and effectiveness, partially offset by $24 million of higher severance expense and higher volume related expenses and investments for business growth.
Income Taxes
Our effective tax rate was 21.1% for the three months ended June 30, 2024 compared to 21.1% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended June 30, 2024 and 2023
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted

Index
AMERIPRISE FINANCIAL, INC.
operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
 The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2024	2023
	(in millions)
Advice & Wealth Management
Net revenues	$2,644	$2,343
Expenses	1,822	1,612
Adjusted operating earnings	$822	$731
Asset Management
Net revenues	$848	$808
Expenses	630	646
Adjusted operating earnings	$218	$162
Retirement & Protection Solutions
Net revenues	$928	$858
Expenses	732	669
Adjusted operating earnings	$196	$189
Corporate & Other
Net revenues	$111	$148
Expenses	230	208
Adjusted operating loss	$(119)	$(60)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2024	2023
	(in billions)
Beginning balance	$521.7	$434.7
Net flows	7.5	5.7
Market appreciation (depreciation) and other	5.8	14.3
Ending balance	$535.0	$454.7

Advisory wrap account assets ending balance (1)	$529.6	$449.9
Average advisory wrap account assets (2)	$512.9	$431.9
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended June 30, 2024 and 2023, which is reflective of our billing cycle.
Ending wrap account assets increased $13.3 billion, or 3%, to $535.0 billion during the three months ended June 30, 2024 due to net inflows of $7.5 billion and market appreciation of $5.8 billion. Average advisory wrap account assets increased $81.0 billion, or 19%, compared to the prior year period primarily reflecting market appreciation and net inflows.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$1,571	$1,354	$217	16%
Distribution fees	608	569	39	7
Net investment income	560	483	77	16
Other revenues	77	68	9	13
Total revenues	2,816	2,474	342	14
Banking and deposit interest expense	172	131	41	31
Total net revenues	2,644	2,343	301	13
Expenses
Distribution expenses	1,403	1,196	207	17
Interest and debt expense	10	6	4	67
General and administrative expense	409	410	(1)	—
Total expenses	1,822	1,612	210	13
Adjusted operating earnings	$822	$731	$91	12%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $91 million, or 12%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting higher average wrap account balances due to market appreciation and net inflows. Pretax adjusted operating margin was 31.1% for the three months ended June 30, 2024 compared to 31.2% for the prior year period.
Ameriprise Bank is continuing its deposit growth trend, with bank deposit balances increasing $0.5 billion from the prior year period to $21.5 billion. The daily average interest-bearing deposit balance increased to $21.3 billion for the three months ended June 30, 2024 compared to $20.6 billion for the prior year period with the average interest rate paid on deposits increasing to 0.44% for the three months ended June 30, 2024 from 0.38% for the prior year period. Profitability at the bank increased compared to the prior year period primarily reflecting increased interest rates along with the trend in deposit growth. Ameriprise Certificate Company (“ACC”) client deposits increased $0.5 billion from the prior year period to $12.5 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the three months ended June 30, 2024.
Net Revenues
Management and financial advice fees increased $217 million, or 16%, for the three months ended June 30, 2024 compared to the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $81.0 billion, or 19%, compared to the prior year period primarily reflecting market appreciation and net inflows.
Distribution fees increased $39 million, or 7%, for the three months ended June 30, 2024 compared to the prior year period reflecting higher transactional activity and market appreciation, partially offset by $44 million of lower fees on off-balance sheet brokerage cash due to lower off-balance sheet brokerage cash balances.
Net investment income, which excludes net realized investment gains or losses, increased $77 million, or 16%, for the three months ended June 30, 2024 compared to the prior year period primarily due to higher average invested assets due to growth in bank cash deposits and certificate products and the favorable impact of increasing short-term interest rates, including higher investment yields on the investment portfolios supporting the products.
Banking and deposit interest expense increased $41 million, or 31%, for the three months ended June 30, 2024 compared to the prior year period primarily due to higher average crediting rates and higher average volumes on certificates and bank cash deposits.
Expenses
Distribution expenses increased $207 million, or 17%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting market appreciation and higher transactional activity.

Index
AMERIPRISE FINANCIAL, INC.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of June 30, 2024:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	60%	69%	78%	90%
Fixed Income	74%	66%	81%	90%
Asset Allocation	89%	60%	87%	90%

4- or 5-star Morningstar rated funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	114	71	84	102
(1) Retail Fund performance rankings for each fund are measured on a consistent basis against the most appropriate peer group or index. Peer groupings of Columbia funds are defined by Lipper category and are based on the Primary Share Class (i.e. Institutional if available, otherwise Advisor or Institutional 3 share class), net of fees. Peer groupings of Threadneedle funds are defined by either IA or Morningstar index and are based on the Primary Share Class. Comparison to Index are measured gross of fees.
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 89 Columbia funds rated (based on primary share class), 4 received a 5-star Overall Rating and 40 received a 4-star Overall Rating. Out of 139 Threadneedle funds rated (based on highest-rated share class), 20 received a 5-star Overall Rating and 50 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

The following table presents global managed assets by type:					Average (1)		Change
	As of June 30,		Change		Three Months Ended June 30,
	2024	2023			2024	2023
	(in billions)
Equity	$340.2	$316.1	$24.1	8%	$336.5	$309.6	$26.9	9%
Fixed income	226.6	225.5	1.1	—	228.7	223.8	4.9	2
Money market	22.8	22.4	0.4	2	22.5	22.9	(0.4)	(2)
Alternative	33.2	35.1	(1.9)	(5)	33.0	34.9	(1.9)	(5)
Hybrid and other	19.1	17.5	1.6	9	18.7	17.1	1.6	9
Total managed assets	$641.9	$616.6	$25.3	4%	$639.4	$608.3	$31.1	5%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended June 30,
	2024	2023
	(in billions)
Global Retail Funds
Beginning assets	$349.6	$321.4
Inflows	12.6	11.5
Outflows	(18.7)	(16.3)
Net VP/VIT fund flows	(1.7)	(1.2)
Net new flows	(7.8)	(6.0)
Reinvested dividends	1.8	1.2
Net flows	(6.0)	(4.8)
Distributions	(2.1)	(1.6)
Market appreciation (depreciation) and other	5.9	10.0
Foreign currency translation (1)	0.1	2.4
Total ending assets	347.5	327.4

Global Institutional
Beginning assets	302.5	286.3
Inflows (2)	10.3	11.6
Outflows (2)	(16.3)	(12.1)
Net flows	(6.0)	(0.5)
Market appreciation (depreciation) and other (3)	(2.1)	(1.9)
Foreign currency translation (1)	—	5.3
Total ending assets	294.4	289.2
Total managed assets	$641.9	$616.6

Total net flows	$(12.0)	$(5.3)

Legacy insurance partners net flows (4)	$(9.1)	$(1.4)
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
Total segment AUM decreased $10.2 billion, or 2%, during the three months ended June 30, 2024 primarily due to net outflows. Net outflows were $12.0 billion in the second quarter of 2024 and included an $8.0 billion asset transfer related to a legacy insurance partner.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$738	$699	$39	6%
Distribution fees	96	90	6	7
Net investment income	12	10	2	20
Other revenues	2	9	(7)	(78)
Total revenues	848	808	40	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	848	808	40	5
Expenses
Distribution expenses	244	233	11	5
Amortization of deferred acquisition costs	1	2	(1)	(50)
Interest and debt expense	1	1	—	—
General and administrative expense	384	410	(26)	(6)
Total expenses	630	646	(16)	(2)
Adjusted operating earnings	$218	$162	$56	35%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $56 million, or 35%, for the three months ended June 30, 2024 compared to the prior year period primarily due to equity market appreciation and the positive impact from expense management actions, partially offset by the cumulative impact from net outflows.
Net Revenues
Management and financial advice fees increased $39 million, or 6%, for the three months ended June 30, 2024 compared to the prior year period primarily due to higher average equity markets, partially offset by the cumulative impact from net outflows.
Distribution fees increased $6 million, or 7%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting market appreciation, partially offset by the cumulative impact from net outflows.
Expenses
Distribution expenses increased $11 million, or 5%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting market appreciation, partially offset by the cumulative impact from net outflows.
General and administrative expense decreased $26 million, or 6%, for the three months ended June 30, 2024 compared to the prior year period reflecting the ongoing benefits from our initiatives to enhance operational efficiency and effectiveness.

Index
AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$189	$185	$4	2%
Distribution fees	104	100	4	4
Net investment income	266	203	63	31
Premiums, policy and contract charges	367	368	(1)	—
Other revenues	2	2	—	—
Total revenues	928	858	70	8
Banking and deposit interest expense	—	—	—	—
Total net revenues	928	858	70	8
Expenses
Distribution expenses	129	120	9	8
Interest credited to fixed accounts	93	94	(1)	(1)
Benefits, claims, losses and settlement expenses	226	188	38	20
Remeasurement (gains) losses of future policy benefit reserves	(5)	(4)	(1)	(25)
Change in fair value of market risk benefits	142	123	19	15
Amortization of deferred acquisition costs	57	57	—	—
Interest and debt expense	12	12	—	—
General and administrative expense	78	79	(1)	(1)
Total expenses	732	669	63	9
Adjusted operating earnings	$196	$189	$7	4%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $7 million, or 4%, for the three months ended June 30, 2024 compared to prior year period primarily reflecting higher interest rates and market appreciation, partially offset by higher expenses associated with increased sales.
Variable annuity account balances increased 8% to $84.5 billion as of June 30, 2024 compared to the prior year period due to market appreciation, partially offset by net outflows of $3.2 billion. Variable annuity sales increased 45% compared to the prior year period reflecting an increase in sales of SVAs. Account values with living benefit riders declined to 52% as of June 30, 2024 compared to 56% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, increased $63 million, or 31%, for the three months ended June 30, 2024 compared to the prior year period primarily due to higher interest rates, investment portfolio repositioning resulting in higher yields and increased SVA balances.
Expenses
Distribution expenses increased $9 million, or 8%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting market appreciation and higher sales of SVAs.
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $38 million, or 20%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting increased volume in SVAs.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), increased $19 million, or 15%, for the three months ended June 30, 2024 compared to the prior year period reflecting market appreciation on contractual fees.

Index
AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2024	2023
	(in millions)
Revenues
Net investment income	47	76	(29)	(38)%
Premiums, policy and contract charges	23	23	—	—
Other revenues	48	52	(4)	(8)
Total revenues	118	151	(33)	(22)
Banking and deposit interest expense	7	3	4	NM
Total net revenues	111	148	(37)	(25)
Expenses
Distribution expenses	(2)	(2)	—	—
Interest credited to fixed accounts	54	57	(3)	(5)
Benefits, claims, losses and settlement expenses	57	58	(1)	(2)
Remeasurement (gains) losses of future policy benefit reserves	(3)	4	(7)	NM
Amortization of deferred acquisition costs	3	2	1	50
Interest and debt expense	26	29	(3)	(10)
General and administrative expense	95	60	35	58
Total expenses	230	208	22	11
Adjusted operating loss	$(119)	$(60)	$(59)	(98)%
NM Not Meaningful - variance equal to or greater than 100%.
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $59 million for the three months ended June 30, 2024 compared to the prior year period.
LTC insurance had a pretax adjusted operating earnings of $12 million for the three months ended June 30, 2024 compared to pretax adjusted operating earnings of $1 million for the prior year period primarily reflecting improved claims experience and the benefit of investment portfolio repositioning and higher interest rates on cash positions compared to the prior year period.
The FA business had a pretax adjusted operating loss of $8 million for the three months ended June 30, 2024 compared to a pretax adjusted operating loss of $5 million for the prior year period. Fixed deferred annuity account balances declined 11% to $5.9 billion as of June 30, 2024 compared to the prior year period as policies continue to lapse and we previously discontinued new sales of fixed deferred annuities.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, integration and restructuring charges, and the impact of consolidating CIEs, decreased $29 million, or 38%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting a $12 million benefit in our affordable housing partnerships in the prior year period, as well as adjustments and updates made in the fourth quarter of 2023 to the allocation of investment income across business segments that reflected increased market volatility and the interest rate environment.
Expenses
General and administrative expense increased $35 million, or 58%, for the three months ended June 30, 2024 compared to the prior year period primarily reflecting $24 million of higher severance expenses associated with our initiatives to enhance operational efficiency and effectiveness.

Index
AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Six Months Ended June 30, 2024 and 2023
The following table presents our consolidated results of operations:

	Six Months Ended June 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$4,855	$4,336	$519	12%
Distribution fees	1,011	999	12	1
Net investment income	1,822	1,509	313	21
Premiums, policy and contract charges	771	745	26	3
Other revenues	258	263	(5)	(2)
Total revenues	8,717	7,852	865	11
Banking and deposit interest expense	351	234	117	50
Total net revenues	8,366	7,618	748	10
Expenses
Distribution expenses	2,869	2,474	395	16
Interest credited to fixed accounts	317	325	(8)	(2)
Benefits, claims, losses and settlement expenses	626	628	(2)	—
Remeasurement (gains) losses of future policy benefit reserves	(12)	(5)	(7)	NM
Change in fair value of market risk benefits	92	390	(298)	(76)
Amortization of deferred acquisition costs	122	123	(1)	(1)
Interest and debt expense	165	156	9	6
General and administrative expense	1,917	1,904	13	1
Total expenses	6,096	5,995	101	2
Pretax income	2,270	1,623	647	40
Income tax provision	451	316	135	43
Net income	$1,819	$1,307	$512	39%
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income increased $647 million, or 40%, for the six months ended June 30, 2024 compared to the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was a benefit of $80 million for the six months ended June 30, 2024 compared to an expense of $348 million for the prior year period.
•A favorable impact from higher average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, increased 21% in the six months ended June 30, 2024 compared to the prior year period. The average S&P 500 index was 25% higher in the six months ended June 30, 2024 compared to the prior year period.
•A favorable impact from the trend in rising interest rates on the investment portfolio yield, along with higher balances in bank, certificate and SVA products.
•An unfavorable impact from the cumulative impact of Asset Management net outflows.
Net Revenues
Management and financial advice fees increased $519 million, or 12%, for the six months ended June 30, 2024 compared to the prior year period reflecting market appreciation and continued wrap account net inflows, partially offset by the cumulative impact of Asset Management net outflows.
Distribution fees increased $12 million, or 1%, for the six months ended June 30, 2024 compared to the prior year period due to market appreciation and strong transactional activity, partially offset by $120 million of lower fees on off-balance sheet brokerage cash due to a decrease in average balances.

Index
AMERIPRISE FINANCIAL, INC.
Net investment income increased $313 million, or 21%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting:
•The favorable impact of growth in Ameriprise Bank customer deposits and certificate business as a result of the market environment along with higher average balances due to the growth in SVAs.
•The favorable impact of the trend in rising interest rates on the investment portfolio yield.
Banking and deposit interest expense increased $117 million, or 50%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and Ameriprise Bank cash deposits.
Expenses
Distribution expenses increased $395 million, or 16%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as continued investments in recruiting experienced advisors.
Interest credited to fixed accounts decreased $8 million, or 2%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $19 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $12 million for the six months ended June 30, 2024 compared to an expense of $31 million for the prior year period. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior period, which reflected less discounting due to lower Treasury rates and higher option costs due to a higher new money rate.
•A $20 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $12 million for the six months ended June 30, 2024 compared to a favorable impact of $8 million for the prior year period.
Benefits, claims, losses and settlement expenses decreased $2 million, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting a $90 million decrease in expense from market impacts on SVA embedded derivative, net of hedges in place to offset those risks. This decrease was primarily the result of a favorable $340 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $233 million change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in a lower expense for the six months ended June 30, 2024 compared to the prior year period. This decrease was partially offset by the impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Change in fair value of market risk benefits decreased $298 million, or 76%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $332 million decrease in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This decrease was the result of a favorable $546 million change in the market impact on variable annuity guaranteed benefits reserves and an unfavorable $203 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for the six months ended June 30, 2024 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the six months ended June 30, 2024 compared to an expense for the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the six months ended June 30, 2024 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the six months ended June 30, 2024 compared to the prior year period.
General and administrative expense increased $13 million, or 1%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting $28 million of higher severance expenses, higher volume related expenses and investments for business growth, partially offset by ongoing benefits from our initiatives to enhance operational efficiency and effectiveness as well as integration related expenses in the prior year period.
Income Taxes
Our effective tax rate was 19.9% for the six months ended June 30, 2024 compared to 19.5% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.

Index
AMERIPRISE FINANCIAL, INC.
Results of Operations by Segment for the Six Months Ended June 30, 2024 and 2023
The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Advice & Wealth Management
Net revenues	$5,204	$4,608
Expenses	3,620	3,184
Adjusted operating earnings	$1,584	$1,424
Asset Management
Net revenues	$1,703	$1,607
Expenses	1,279	1,280
Adjusted operating earnings	$424	$327
Retirement & Protection Solutions
Net revenues	$1,840	$1,682
Expenses	1,445	1,299
Adjusted operating earnings	$395	$383
Corporate & Other
Net revenues	$232	$274
Expenses	440	408
Adjusted operating loss	$(208)	$(134)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2024	2023
	(in billions)
Beginning balance	$488.2	$412.1
Net flows	14.0	11.9
Market appreciation (depreciation) and other	32.8	30.7
Ending balance	$535.0	$454.7

Advisory wrap account assets ending balance (1)	$529.6	$449.9
Average advisory wrap account assets (2)	$501.8	$425.7
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the six months ended June 30, 2024 and 2023, which is reflective of our billing cycle.
Ending wrap account assets increased $46.8 billion, or 10%, to $535.0 billion during the six months ended June 30, 2024 due to market appreciation and other of $32.8 billion and net inflows of $14.0 billion. Average advisory wrap account assets increased $76.1 billion, or 18%, compared to the prior year period reflecting market appreciation and net inflows.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$3,080	$2,653	$427	16%
Distribution fees	1,206	1,162	44	4
Net investment income	1,120	892	228	26
Other revenues	149	135	14	10
Total revenues	5,555	4,842	713	15
Banking and deposit interest expense	351	234	117	50
Total net revenues	5,204	4,608	596	13
Expenses
Distribution expenses	2,772	2,369	403	17
Interest and debt expense	19	13	6	46
General and administrative expense	829	802	27	3
Total expenses	3,620	3,184	436	14
Adjusted operating earnings	$1,584	$1,424	$160	11%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $160 million, or 11%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting market appreciation, higher short-term interest rates and growth in bank cash deposits and certificate products along with the cumulative impact of client net flows. Pretax adjusted operating margin was 30.4% for the for the six months ended June 30, 2024 compared to 30.9% for the prior year period.
Ameriprise Bank is continuing its deposit growth trend, with bank deposit balances increasing $0.5 billion from the prior year period to $21.5 billion. The daily average interest-bearing deposit balance increased to $21.3 billion for the six months ended June 30, 2024 compared to $19.8 billion for the prior year period with the average interest rate paid on deposits increasing to 0.43% for the six months ended June 30, 2024 from 0.37% for the prior year period. Profitability at the bank increased compared to the prior year period primarily reflecting increased interest rates along with the trend in deposit growth. ACC client deposits increased $0.5 billion from the prior year period to $12.5 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the six months ended June 30, 2024.
Net Revenues
Management and financial advice fees increased $427 million, or 16%, for the six months ended June 30, 2024 compared to the prior year period primarily due to higher average wrap account assets. Average advisory wrap account assets increased $76.1 billion, or 18%, compared to the prior year period reflecting market appreciation and net inflows.
Distribution fees increased $44 million, or 4%, for the six months ended June 30, 2024 compared to the prior year period reflecting strong transactional activity, partially offset by $120 million of lower fees on off-balance sheet brokerage cash due to a decrease in average balances.
Net investment income, which excludes net realized investment gains or losses, increased $228 million, or 26%, for the six months ended June 30, 2024 compared to the prior year period primarily due to higher average invested assets due to increased bank and certificate deposits and the favorable impact of increased short-term interest rates, including higher investment yields on the investment portfolio supporting the bank and certificate products.
Banking and deposit interest expense increased $117 million, or 50%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting higher average crediting rates and higher average balances on certificates and bank cash deposits.
Expenses
Distribution expenses increased $403 million, or 17%, for the six months ended June 30, 2024 compared to the prior year period reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as continued investments in recruiting experienced advisors.
General and administrative expense increased $27 million, or 3%, for the six months ended June 30, 2024 compared to the prior year period primarily due to higher volume related expenses and investments for business growth.

Index
AMERIPRISE FINANCIAL, INC.
Asset Management

The following table presents global managed assets by type:					Average (1)		Change
	As of June 30,		Change		Six Months Ended June 30,
	2024	2023			2024	2023
	(in billions)
Equity	$340.2	$316.1	$24.1	8%	$332.2	$309.1	$23.1	7%
Fixed income	226.6	225.5	1.1	—	231.5	220.2	11.3	5
Money market	22.8	22.4	0.4	2	22.6	22.6	—	—
Alternative	33.2	35.1	(1.9)	(5)	33.1	34.8	(1.7)	(5)
Hybrid and other	19.1	17.5	1.6	9	18.6	17.0	1.6	9
Total managed assets	$641.9	$616.6	$25.3	4%	$638.0	$603.7	$34.3	6%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Six Months Ended June 30,
	2024	2023
	(in billions)
Global Retail Funds
Beginning assets	$334.9	$309.3
Inflows	26.6	23.6
Outflows	(35.0)	(32.7)
Net VP/VIT fund flows	(3.2)	(2.4)
Net new flows	(11.6)	(11.5)
Reinvested dividends	2.8	2.1
Net flows	(8.8)	(9.4)
Distributions	(3.3)	(2.6)
Market appreciation (depreciation) and other	25.3	26.0
Foreign currency translation (1)	(0.6)	4.1
Total ending assets	347.5	327.4

Global Institutional
Beginning assets	302.0	274.7
Inflows (2)	19.6	24.4
Outflows (2)	(28.5)	(22.8)
Net flows	(8.9)	1.6
Market appreciation (depreciation) and other (3)	2.7	4.5
Foreign currency translation (1)	(1.4)	8.4
Total ending assets	294.4	289.2

Total managed assets	$641.9	$616.6
Total net flows	$(17.7)	$(7.8)

Legacy insurance partners net flows (4)	$(9.9)	$(2.2)
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

Index
AMERIPRISE FINANCIAL, INC.
Total segment AUM increased $5.0 billion, or 1%, during the six months ended June 30, 2024 primarily due to equity market appreciation, partially offset by net outflows. Net outflows were $17.7 billion for the six months ended June 30, 2024 and included an $8.0 billion asset transfer related to a legacy insurance partner.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$1,480	$1,393	$87	6%
Distribution fees	191	180	11	6
Net investment income	23	19	4	21
Other revenues	9	15	(6)	(40)
Total revenues	1,703	1,607	96	6
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,703	1,607	96	6
Expenses
Distribution expenses	486	463	23	5
Amortization of deferred acquisition costs	3	3	—	—
Interest and debt expense	3	3	—	—
General and administrative expense	787	811	(24)	(3)
Total expenses	1,279	1,280	(1)	—
Adjusted operating earnings	$424	$327	$97	30%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $97 million, or 30%, for the six months ended June 30, 2024 compared to the prior year period primarily due to equity market appreciation and the positive impact from expense management actions, partially offset by the cumulative impact from net outflows.
Net Revenues
Management and financial advice fees increased $87 million, or 6%, for the six months ended June 30, 2024 compared to the prior year period primarily due to equity market appreciation, partially offset by the cumulative impact from net outflows.
Distribution fees increased $11 million, or 6%, for the six months ended June 30, 2024 compared to the prior year period primarily due to market appreciation.
Expenses
Distribution expenses increased $23 million, or 5%, for the six months ended June 30, 2024 compared to the prior year period primarily due to market appreciation, partially offset by the cumulative impact from net outflows.
General and administrative expense decreased $24 million, or 3%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting the ongoing benefits from our initiatives to enhance operational efficiency and effectiveness.

Index
AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$378	$368	$10	3%
Distribution fees	208	197	11	6
Net investment income	509	398	111	28
Premiums, policy and contract charges	741	714	27	4
Other revenues	4	5	(1)	(20)
Total revenues	1,840	1,682	158	9
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,840	1,682	158	9
Expenses
Distribution expenses	253	230	23	10
Interest credited to fixed accounts	184	182	2	1
Benefits, claims, losses and settlement expenses	450	350	100	29
Remeasurement (gains) losses of future policy benefit reserves	(7)	(7)	—	—
Change in fair value of market risk benefits	271	238	33	14
Amortization of deferred acquisition costs	114	115	(1)	(1)
Interest and debt expense	24	25	(1)	(4)
General and administrative expense	156	166	(10)	(6)
Total expenses	1,445	1,299	146	11
Adjusted operating earnings	$395	$383	$12	3%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $12 million, or 3%, for the six months ended June 30, 2024 compared to the prior year period, primarily reflecting higher interest rates and market appreciation, partially offset by higher expenses associated with increased sales.
Net Revenues
Management and financial advice fees increased $10 million, or 3%, for the six months ended June 30, 2024 compared to the prior year period primarily due to market appreciation, partially offset by the impact from variable annuity net outflows.
Distribution fees increased $11 million, or 6%, for the six months ended June 30, 2024 compared to the prior year period primarily due to market appreciation.
Net investment income, which excludes net realized investment gains or losses, increased $111 million, or 28%, for the six months ended June 30, 2024 compared to the prior year period primarily due to higher interest rates and increased SVA balances.
Premiums, policy and contract charges increased $27 million, or 4%, for the six months ended June 30, 2024 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Expenses
Distribution expenses increased $23 million, or 10%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting market appreciation and higher sales of SVAs.
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $100 million, or 29%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting the impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), increased $33 million, or 14%, for the six months ended June 30, 2024 compared to the prior year period reflecting market appreciation on contractual fees.

Index
AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2024	2023
	(in millions)
Revenues
Net investment income	$105	$127	$(22)	(17)%
Premiums, policy and contract charges	46	47	(1)	(2)
Other revenues	96	107	(11)	(10)
Total revenues	247	281	(34)	(12)
Banking and deposit interest expense	15	7	8	NM
Total net revenues	232	274	(42)	(15)
Expenses
Distribution expenses	(4)	(4)	—	—
Interest credited to fixed accounts	109	118	(9)	(8)
Benefits, claims, losses and settlement expenses	110	116	(6)	(5)
Remeasurement (gains) losses of future policy benefit reserves	(5)	2	(7)	NM
Amortization of deferred acquisition costs	5	5	—	—
Interest and debt expense	51	47	4	9
General and administrative expense	174	124	50	40
Total expenses	440	408	32	8
Adjusted operating loss	$(208)	$(134)	$(74)	(55)%
NM Not Meaningful - variance equal to or greater than 100%.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $74 million, or 55%, for the six months ended June 30, 2024 compared to the prior year period.
LTC insurance had pretax adjusted operating earnings of $28 million for the six months ended June 30, 2024 compared to pretax adjusted operating earnings of $9 million for the prior year period primarily reflecting improved claims experience and the benefit of investment portfolio repositioning and higher interest rates on cash positions compared to the prior year period.
The FA business had a pretax adjusted operating loss of $14 million for the six months ended June 30, 2024 compared to a pretax adjusted operating loss of $14 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $22 million, or 17%, for the six months ended June 30, 2024 compared to the prior year period primarily due to a $12 million benefit in our affordable housing partnerships in the prior year period, as well as adjustments and updates made in the fourth quarter of 2023 to the allocation of investment income across business segments that reflected increased market volatility and the interest rate environment.
Other revenues decreased $11 million, or 10%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Expenses
General and administrative expense, which excludes integration and restructuring charges, increased $50 million, or 40%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting $28 million of higher severance expenses associated with our initiatives to enhance operational efficiency and effectiveness as well as a lease write-down.

Index
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of June 30, 2024. As our estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $582 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2024 credit spreads.
Liquidity and Capital Resources
Overview
As of June 30, 2024 and December 31, 2023, we had Available Capital for Capital Adequacy of $5.2 billion and $5.4 billion, respectively. Available Capital for Capital Adequacy best reflects the available capital resources of our core operations.
We maintained substantial liquidity during the six months ended June 30, 2024. As of both June 30, 2024 and December 31, 2023, we had $7.5 billion in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
As of June 30, 2024 and December 31, 2023, the parent company had $1.1 billion and $544 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage backed securities. Additional sources of liquidity at the parent company include a line of credit with an affiliate up to $714 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of June 30, 2024 was $2.3 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2024, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remained in compliance with all such covenants at June 30, 2024.
In addition, we have access to collateralized borrowings, which may include repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of June 30, 2024 and December 31, 2023, we had $8.5 billion and $8.6 billion, respectively, of estimated borrowing capacity under the FHLB facilities, of which $201 million was outstanding as of both June 30, 2024 and December 31, 2023, and is collateralized with commercial mortgage backed securities. In addition, Ameriprise Bank maintains access to borrowings from the Federal Reserve which are collateralized with residential mortgage backed securities, commercial mortgage backed securities and corporate debt securities. As of both June 30, 2024 and December 31, 2023, we estimated $12.3 billion of borrowing capacity from the Federal Reserve in addition to the FHLB capacity and there were no outstanding obligations.
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

Index
AMERIPRISE FINANCIAL, INC.
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
Actual capital and the regulatory capital requirement for TAM UK International Holdings Ltd. and Columbia Threadneedle Investments UK International Ltd. are calculated and reported as a single consolidated group under TAM UK International Holdings Ltd. Required capital for these entities is predominantly based on the requirements specified by its regulator, the Financial Conduct Authority (“FCA”), under its Capital Adequacy Requirements for investment firms.

Index
AMERIPRISE FINANCIAL, INC.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)
RiverSource Life (1)	$2,598	$3,093	N/A	$512
RiverSource Life of NY (1)	224	244	N/A	40
ACC (3)(4)	721	765	$667	717
TAM UK International Holdings Ltd. (5)	717	706	315	317
Ameriprise Bank (6)	1,729	1,715	1,166	1,153
AFS (2)(3)	187	101	#	#
Ameriprise Captive Insurance Company (2)	43	39	15	11
Ameriprise Trust Company (2)	68	62	48	45
AEIS (2)(3)	162	171	29	29
RiverSource Distributors, Inc. (2)(3)	18	13	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	26	17	#	#
N/A Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2024 and December 31, 2023.
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
During the six months ended June 30, 2024, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.2 billion (including$400 million from RiverSource Life and $750 million from AMPF Holding, LLC) and contributed cash to its subsidiaries of $75 million. During the six months ended June 30, 2023, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.6 billion (including $400 million from RiverSource Life and $760 million from AMPF Holding, LLC) and contributed cash to its subsidiaries of $204 million.
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

Index
AMERIPRISE FINANCIAL, INC.
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $294 million and $284 million for the six months ended June 30, 2024 and 2023, respectively. On July 24, 2024, we announced a quarterly dividend of $1.48 per common share. The dividend will be paid on August 16, 2024 to our shareholders of record at the close of business on August 5, 2024.
On July 24, 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. As of June 30, 2024, we had $2.1 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing excess capital, future free cash flow generation and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2024, we repurchased a total of 2.5 million shares of our common stock at an average price of $421.15 per share.
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
Operating Activities
Net cash provided by operating activities increased $1.5 billion to $3.2 billion for the six months ended June 30, 2024 compared to $1.6 billion for the prior year period primarily reflecting higher investment income from rising interest rates on the investment portfolio yield, lower income taxes paid and lower net cash outflows in brokerage deposits.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and in recent quarters is significantly affected by the net flows of our face amount certificates and bank deposit activity.
Net cash used in investing activities decreased $5.6 billion to $403 million for the six months ended June 30, 2024 compared to $6.0 billion for the prior year period primarily reflecting a $3.5 billion decrease in purchases of Available-for-Sale securities and a $2.7 billion increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities was $2.5 billion for the six months ended June 30, 2024 compared to net cash provided by financing activities of $4.4 billion for the prior year period. The decrease in net cash provided by financing activities primarily reflects a $3.7 billion decrease in net cash flows from investment certificates and a $2.7 billion decrease in the change in banking deposits, net due to the strong growth in the prior year period.
Forward-Looking Statements
This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. Examples of such forward-looking statements include:
•statements of the Company’s plans, intentions, positioning, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, client retention and growth of our client base, financial advisor productivity, retention, recruiting and enrollments, the introduction, cessation, terms or pricing of new or existing products and services, benefits and claims expenses, general and administrative costs, consolidated tax rate, return of capital to shareholders, debt repayment and excess capital position and financial flexibility to capture additional growth opportunities;
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

Index
AMERIPRISE FINANCIAL, INC.
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

Index
AMERIPRISE FINANCIAL, INC.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2024:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(339)	$3	$(336)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(943)	745	(198)
Indexing feature for structured variable annuities	997	(815)	182
Total variable annuity and structured variable annuity benefits	54	(70)	(16)
IUL insurance	39	(44)	(5)
Total	$(246)	$(111)	$(357)	(2)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(60)	$—	$(60)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,126	(803)	323
Indexing feature for structured variable annuities	3	151	154
Total variable annuity and structured variable annuity benefits	1,129	(652)	477
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	41	—	41
Banking deposits	56	—	56
Brokerage client cash balances	42	—	42
Certificates	(1)	—	(1)
IUL insurance	16	1	17
Total	$1,223	$(651)	$572
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(336) million as of June 30, 2024.

Index
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $39.7 billion in Policyholder account balances, future policy benefits and claims as of June 30, 2024, $16.3 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. We would expect the recent decline in our portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2026 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $5.2 billion and 5.1%, respectively, as of June 30, 2024. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $21.8 billion and had a weighted average yield of 4.6% as of June 30, 2024. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2024 was approximately 5.7%.
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
See Note 8 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to provide reasonable assurance that the information required to be reported in the

Index
AMERIPRISE FINANCIAL, INC.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have not been any changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2024:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2024
Share repurchase program (1)	385,936	$423.39	385,936	$2,448,511,058
Employee transactions (2)	6,819	$422.88	N/A	N/A

May 1 to May 31, 2024
Share repurchase program (1)	483,422	$434.03	483,422	$2,238,691,273
Employee transactions (2)	41,647	$429.99	N/A	N/A

June 1 to June 30, 2024
Share repurchase program (1)	383,731	$438.72	383,731	$2,070,341,811
Employee transactions (2)	9,910	$436.67	N/A	N/A

Totals
Share repurchase program (1)	1,253,089	$432.19	1,253,089
Employee transactions (2)	58,376	$430.29	N/A
	1,311,465		1,253,089
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
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (iv) Consolidated Statements of Equity for the three and six months ended June 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

Index
AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	August 6, 2024	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2024	By:	/s/ Dawn M. Brockman
Dawn M. Brockman
Senior Vice President and Controller
(Principal Accounting Officer)