Form 10-Q
period 2024-09-30
AMERIPRISE FINANCIAL INC
filed 2024-11-01
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 25, 2024
Common Stock (par value $0.01 per share)	97,014,566 shares

Index
AMERIPRISE FINANCIAL, INC.
FORM 10-Q

Index
AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,573	$2,287	$7,428	$6,623
Distribution fees	513	463	1,524	1,462
Net investment income	934	809	2,756	2,318
Premiums, policy and contract charges	409	390	1,180	1,135
Other revenues	131	127	389	390
Total revenues	4,560	4,076	13,277	11,928
Banking and deposit interest expense	163	151	514	385
Total net revenues	4,397	3,925	12,763	11,543
Benefits and expenses
Distribution expenses	1,539	1,297	4,408	3,771
Interest credited to fixed accounts	118	139	435	464
Benefits, claims, losses and settlement expenses	430	120	1,056	748
Remeasurement (gains) losses of future policy benefit reserves	(22)	(12)	(34)	(17)
Change in fair value of market risk benefits	566	168	658	558
Amortization of deferred acquisition costs	59	62	181	185
Interest and debt expense	87	84	252	240
General and administrative expense	975	950	2,892	2,854
Total benefits and expenses	3,752	2,808	9,848	8,803
Pretax income	645	1,117	2,915	2,740
Income tax provision	134	245	585	561
Net income	$511	$872	$2,330	$2,179

Earnings per share
Basic	$5.09	$8.31	$22.93	$20.48
Diluted	$5.00	$8.14	$22.53	$20.08
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income	$511	$872	$2,330	$2,179
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	1,005	(623)	692	(531)
Net unrealized gains (losses) on derivatives	—	—	—	2
Effect of changes in discount rate assumptions on certain long-duration contracts	(147)	174	(16)	168
Effect of changes in instrument-specific credit risk on market risk benefits	(49)	18	(77)	53
Foreign currency translation adjustment	83	(60)	66	14
Total other comprehensive income (loss), net of tax	892	(491)	665	(294)
Total comprehensive income (loss)	$1,403	$381	$2,995	$1,885
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$10,575	$7,477
Cash of consolidated investment entities	124	87
Investments (allowance for credit losses: 2024, $25; 2023, $22)	56,703	55,489
Investments of consolidated investment entities, at fair value	2,243	2,099
Market risk benefits	1,809	1,427
Separate account assets	81,409	77,457
Receivables (allowance for credit losses: 2024, $74; 2023, $81)	14,768	15,078
Receivables of consolidated investment entities, at fair value	18	28
Deferred acquisition costs	2,686	2,713
Restricted and segregated cash, cash equivalents and investments	1,261	1,635
Other assets	14,372	11,700
Other assets of consolidated investment entities, at fair value	1	1
Total assets	$185,969	$175,191

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$41,332	$37,545
Market risk benefits	1,579	1,762
Separate account liabilities	81,409	77,457
Customer deposits	36,332	37,321
Short-term borrowings	201	201
Long-term debt	3,394	3,399
Debt of consolidated investment entities, at fair value	2,271	2,155
Accounts payable and accrued expenses	2,581	2,603
Other liabilities	11,072	7,974
Other liabilities of consolidated investment entities, at fair value	83	45
Total liabilities	180,254	170,462
Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 337,511,425 and 336,780,893, respectively)	3	3
Additional paid-in capital	10,050	9,824
Retained earnings	23,791	21,905
Treasury shares, at cost (240,291,267 and 236,607,681 shares, respectively)	(27,028)	(25,237)
Accumulated other comprehensive income (loss), net of tax	(1,101)	(1,766)
Total equity	5,715	4,729
Total liabilities and equity	$185,969	$175,191
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at July 1, 2024	98,435,479	$3	$9,987	$23,430	$(26,434)	$(1,993)	$4,993
Net income	—	—	—	511	—	—	511
Other comprehensive income (loss), net of tax	—	—	—	—	—	892	892
Dividends to shareholders	—	—	—	(150)	—	—	(150)
Repurchase of common shares	(1,371,218)	—	—	—	(599)	—	(599)
Share-based compensation plans	155,897	—	63	—	5	—	68
Balances at September 30, 2024	97,220,158	$3	$10,050	$23,791	$(27,028)	$(1,101)	$5,715

Balances at July 1, 2023	102,793,359	$3	$9,670	$20,941	$(24,185)	$(2,349)	$4,080
Net income	—	—	—	872	—	—	872
Other comprehensive income (loss), net of tax	—	—	—	—	—	(491)	(491)
Dividends to shareholders	—	—	—	(143)	—	—	(143)
Repurchase of common shares	(1,646,485)	—	—	—	(568)	—	(568)
Share-based compensation plans	234,392	—	74	—	1	—	75
Balances at September 30, 2023	101,381,266	$3	$9,744	$21,670	$(24,752)	$(2,840)	$3,825

Balances at January 1, 2024	100,173,212	$3	$9,824	$21,905	$(25,237)	$(1,766)	$4,729
Net income	—	—	—	2,330	—	—	2,330
Other comprehensive income (loss), net of tax	—	—	—	—	—	665	665
Dividends to shareholders	—	—	—	(444)	—	—	(444)
Repurchase of common shares	(4,426,864)	—	—	—	(1,871)	—	(1,871)
Share-based compensation plans	1,473,810	—	226	—	80	—	306
Balances at September 30, 2024	97,220,158	$3	$10,050	$23,791	$(27,028)	$(1,101)	$5,715

Balances at January 1, 2023	105,278,990	$3	$9,517	$19,918	$(23,089)	$(2,546)	$3,803
Net income	—	—	—	2,179	—	—	2,179
Other comprehensive income (loss), net of tax	—	—	—	—	—	(294)	(294)
Dividends to shareholders	—	—	—	(427)	—	—	(427)
Repurchase of common shares	(5,277,936)	—	—	—	(1,727)	—	(1,727)
Share-based compensation plans	1,380,212	—	227	—	64	—	291
Balances at September 30, 2023	101,381,266	$3	$9,744	$21,670	$(24,752)	$(2,840)	$3,825
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash Flows from Operating Activities
Net income	$2,330	$2,179
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(125)	(114)
Deferred income tax expense (benefit)	169	106
Share-based compensation	138	138
Net realized investment (gains) losses	—	47
Net trading (gains) losses	(5)	(6)
Loss from equity method investments	13	19
Impairments and provision for loan and credit losses	5	(15)
Net (gains) losses of consolidated investment entities	5	18
Changes in operating assets and liabilities:
Restricted and segregated investments	(2)	(107)
Deferred acquisition costs	27	52
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	3,445	1,231
Derivatives, net of collateral	(1,168)	(431)
Receivables	221	324
Brokerage deposits	245	(615)
Accounts payable and accrued expenses	(27)	64
Current income tax, net	174	(338)
Other operating assets and liabilities of consolidated investment entities, net	1	(8)
Other, net	766	(2)
Net cash provided by (used in) operating activities	6,212	2,542

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,810	726
Maturities, sinking fund payments and calls	11,136	6,660
Purchases	(12,626)	(15,194)
Proceeds from sales, maturities and repayments of mortgage loans	128	108
Funding of mortgage loans	(309)	(187)
Proceeds from sales, maturities and collections of other investments	102	115
Purchase of other investments	(153)	(73)
Purchase of investments by consolidated investment entities	(791)	(347)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	700	492
Purchase of land, buildings, equipment and software	(118)	(134)
Cash paid for written options with deferred premiums	(57)	(59)
Cash received from written options with deferred premiums	22	43
Cash paid for deposit receivables	(25)	(30)
Cash received for deposit receivables	470	579
Other, net	(57)	(41)
Net cash provided by (used in) investing activities	$232	$(7,342)
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$3,883	$8,572
Maturities, withdrawals and cash surrenders	(5,353)	(5,279)
Policyholder account balances:
Deposits and other additions	1,094	1,033
Net transfers from (to) separate accounts	(124)	(89)
Surrenders and other benefits	(1,385)	(1,539)
Change in banking deposits, net	233	2,666
Cash paid for purchased options with deferred premiums	(122)	(49)
Cash received for purchased options with deferred premiums	181	251
Issuance of long-term debt, net of issuance costs	—	741
Repayments of long-term debt	(8)	(8)
Dividends paid to shareholders	(430)	(414)
Repurchase of common shares	(1,783)	(1,660)
Borrowings of consolidated investment entities	883	—
Repayments of debt by consolidated investment entities	(778)	(197)
Other, net	2	2
Net cash provided by (used in) financing activities	(3,707)	4,030
Effect of exchange rate changes on cash	22	6
Net increase (decrease) in cash and cash equivalents, including amounts restricted	2,759	(764)
Cash and cash equivalents, including amounts restricted, at beginning of period	8,620	8,755
Cash and cash equivalents, including amounts restricted, at end of period	$11,379	$7,991

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$614	$438
Interest paid by consolidated investment entities	126	132
Income taxes paid, net	215	796
Leased assets obtained in exchange for operating lease liabilities	23	58

	September 30, 2024	December 31, 2023
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$10,575	$7,477
Cash of consolidated investment entities	124	87
Restricted and segregated cash, cash equivalents and investments	1,261	1,635
Less: Restricted and segregated investments	(581)	(579)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$11,379	$8,620
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
The Company evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than disclosed in Note 11, no other subsequent events or transactions requiring recognition or disclosure were identified.
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

	Three Months Ended September 30, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$540	$—	$—	$540	$—	$540
Institutional	—	143	—	—	143	—	143
Model delivery(2)	—	21	—	—	21	—	21
Advisory fees	1,451	—	—	—	1,451	—	1,451
Financial planning fees	111	—	—	—	111	—	111
Transaction and other fees	97	52	14	—	163	—	163
Total management and financial advice fees	1,659	756	14	—	2,429	—	2,429
Distribution fees:
Mutual funds	209	57	—	—	266	—	266
Insurance and annuity	266	41	87	—	394	—	394
Off-balance sheet brokerage cash	32	—	—	—	32	—	32
Other products	107	—	—	—	107	—	107
Total distribution fees	614	98	87	—	799	—	799
Other revenues	66	5	—	(1)	70	—	70
Total revenue from contracts with customers	2,339	859	101	(1)	3,298	—	3,298
Revenue from other sources (1)	566	23	872	123	1,584	56	1,640
Total segment gross revenues	2,905	882	973	122	4,882	56	4,938
Banking and deposit interest expense	(163)	—	—	(7)	(170)	—	(170)
Total segment net revenues	2,742	882	973	115	4,712	56	4,768
Elimination of intersegment revenues	(237)	(24)	(113)	7	(367)	(4)	(371)
Total net revenues	$2,505	$858	$860	$122	$4,345	$52	$4,397

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$499	$—	$—	$499	$—	$499
Institutional	—	148	—	—	148	—	148
Model delivery(2)	—	17	—	—	17	—	17
Advisory fees	1,228	—	—	—	1,228	—	1,228
Financial planning fees	102	—	—	—	102	—	102
Transaction and other fees	94	50	14	—	158	—	158
Total management and financial advice fees	1,424	714	14	—	2,152	—	2,152
Distribution fees:
Mutual funds	184	53	—	—	237	—	237
Insurance and annuity	226	39	82	—	347	—	347
Off-balance sheet brokerage cash	58	—	—	—	58	—	58
Other products	84	—	—	—	84	—	84
Total distribution fees	552	92	82	—	726	—	726
Other revenues	57	2	—	—	59	—	59
Total revenue from contracts with customers	2,033	808	96	—	2,937	—	2,937
Revenue from other sources (1)	525	18	780	149	1,472	13	1,485
Total segment gross revenues	2,558	826	876	149	4,409	13	4,422
Banking and deposit interest expense	(151)	—	—	(6)	(157)	—	(157)
Total segment net revenues	2,407	826	876	143	4,252	13	4,265
Elimination of intersegment revenues	(217)	(21)	(104)	5	(337)	(3)	(340)
Total net revenues	$2,190	$805	$772	$148	$3,915	$10	$3,925

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,592	$—	$—	$1,592	$—	$1,592
Institutional	—	424	—	—	424	—	424
Model delivery(2)	—	60	—	—	60	—	60
Advisory fees	4,115	—	—	—	4,115	—	4,115
Financial planning fees	333	—	—	—	333	—	333
Transaction and other fees	291	154	44	—	489	—	489
Total management and financial advice fees	4,739	2,230	44	—	7,013	—	7,013
Distribution fees:
Mutual funds	604	169	—	—	773	—	773
Insurance and annuity	773	120	255	—	1,148	—	1,148
Off-balance sheet brokerage cash	122	—	—	—	122	—	122
Other products	321	—	—	—	321	—	321
Total distribution fees	1,820	289	255	—	2,364	—	2,364
Other revenues	192	10	—	—	202	—	202
Total revenue from contracts with customers	6,751	2,529	299	—	9,579	—	9,579
Revenue from other sources (1)	1,709	56	2,514	369	4,648	156	4,804
Total segment gross revenues	8,460	2,585	2,813	369	14,227	156	14,383
Banking and deposit interest expense	(514)	—	—	(22)	(536)	—	(536)
Total segment net revenues	7,946	2,585	2,813	347	13,691	156	13,847
Elimination of intersegment revenues	(698)	(71)	(327)	21	(1,075)	(9)	(1,084)
Total net revenues	$7,248	$2,514	$2,486	$368	$12,616	$147	$12,763

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,480	$—	$—	$1,480	$—	$1,480
Institutional	—	425	—	—	425	—	425
Model delivery(2)	—	49	—	—	49	—	49
Advisory fees	3,491	—	—	—	3,491	—	3,491
Financial planning fees	307	—	—	—	307	—	307
Transaction and other fees	279	146	42	—	467	—	467
Total management and financial advice fees	4,077	2,100	42	—	6,219	—	6,219
Distribution fees:
Mutual funds	538	156	—	—	694	—	694
Insurance and annuity	659	116	244	—	1,019	—	1,019
Off-balance sheet brokerage cash	268	—	—	—	268	—	268
Other products	249	—	—	—	249	—	249
Total distribution fees	1,714	272	244	—	2,230	—	2,230
Other revenues	174	14	—	—	188	—	188
Total revenue from contracts with customers	5,965	2,386	286	—	8,637	—	8,637
Revenue from other sources (1)	1,435	47	2,272	430	4,184	113	4,297
Total segment gross revenues	7,400	2,433	2,558	430	12,821	113	12,934
Banking and deposit interest expense	(385)	—	—	(13)	(398)	—	(398)
Total segment net revenues	7,015	2,433	2,558	417	12,423	113	12,536
Elimination of intersegment revenues	(629)	(57)	(310)	12	(984)	(9)	(993)
Total net revenues	$6,386	$2,376	$2,248	$429	$11,439	$104	$11,543
(1) Revenues not included in the scope of the revenue from contracts with customers standard. The amounts primarily consist of revenue associated with insurance and annuity products and investment income from financial instruments.
(2) Current year disclosure has been expanded to separately state model delivery revenue. Prior periods have been updated to conform to current year presentation.
The following discussion describes the nature, timing, and uncertainty of revenues and cash flows arising from the Company’s contracts with customers on a consolidated basis.
Management and Financial Advice Fees
Asset Management Fees
The Company earns revenue for performing asset management services for retail and institutional clients (assets under management). The Company also earns revenue for performing advisory services for model portfolios that the Company does not have full discretionary investment authority (assets under advisement). The revenue is earned based on a fixed or tiered rate applied, as a percentage, to assets under management or advisement. Assets under management and advisement vary with market fluctuations and client behavior. The asset management and advisement performance obligation is considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Asset management fees are accrued, invoiced and collected on a monthly or quarterly basis.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $167 million and $168 million as of September 30, 2024 and December 31, 2023, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and were $133 million and $135 million as of September 30, 2024 and December 31, 2023, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $13 million and nil as of September 30, 2024 and December 31, 2023, respectively.
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
Contract Costs Asset
The Company has an asset of $18 million and $25 million as of September 30, 2024 and December 31, 2023, respectively, related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $504 million and $537 million as of September 30, 2024 and December 31, 2023, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $8 million and $24 million as of September 30, 2024 and December 31, 2023, respectively.
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
Other Non-Consolidated VIEs
The Company’s investments in other non-consolidated VIEs are recorded in other investments. The Company’s maximum exposure to loss with respect to its investments in these non-consolidated VIEs is limited to its carrying value. The carrying value of other non-consolidated VIEs was $243 million and $168 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both September 30, 2024 and December 31, 2023, respectively. The Company has not provided any additional support to the VIEs beyond the funding commitments.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$50	$—	$50
Common stocks	—	5	—	5
Syndicated loans	—	2,112	76	2,188
Total investments	—	2,167	76	2,243
Receivables	—	18	—	18
Other assets	—	1	—	1
Total assets at fair value	$—	$2,186	$76	$2,262

Liabilities
Debt (1)	$—	$2,271	$—	$2,271
Other liabilities	—	83	—	83
Total liabilities at fair value	$—	$2,354	$—	$2,354

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$40	$—	$40
Common stocks	—	5	—	5
Syndicated loans	—	1,991	63	2,054
Total investments	—	2,036	63	2,099
Receivables	—	28	—	28
Other assets	—	1	—	1
Total assets at fair value	$—	$2,065	$63	$2,128

Liabilities
Debt (1)	$—	$2,155	$—	$2,155
Other liabilities	—	45	—	45
Total liabilities at fair value	$—	$2,200	$—	$2,200
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.1 billion as of September 30, 2024 and December 31, 2023, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at July 1, 2024	$2	$86
Total gains (losses) included in:
Net income	(1)	1	(1)
Purchases	—	27
Sales	(1)	—
Settlements	—	(2)
Transfers into Level 3	—	27
Transfers out of Level 3	—	(63)
Balance at September 30, 2024	$—	$76

	Syndicated Loans
	(in millions)
Balance at July 1, 2023	$67
Purchases	4
Settlements	(1)
Transfers into Level 3	22
Transfers out of Level 3	(38)
Balance at September 30, 2023	$54

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2023	$2	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2024	$—	$63
Total gains (losses) included in:
Net income	(1)	(6)	(1)
Purchases	—	111
Sales	(1)	—
Settlements	—	(2)
Transfers into Level 3	3	67
Transfers out of Level 3	(1)	(157)
Balance at September 30, 2024	$—	$76

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(3)	(1)	—
Purchases	31		—
Sales	(10)		—
Settlements	(16)		—
Transfers into Level 3	82		—
Transfers out of Level 3	(155)		(1)
Balance at September 30, 2023	$54		$—

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2023	$2	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of September 30, 2024 and December 31, 2023 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2024	December 31, 2023
	(in millions)
Syndicated loans
Unpaid principal balance	$2,285	$2,190
Excess unpaid principal over fair value	(97)	(136)
Fair value	$2,188	$2,054

Fair value of loans in nonaccrual status	3	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	13	40

Debt
Unpaid principal balance	$2,469	$2,362
Excess unpaid principal over fair value	(198)	(207)
Carrying value (1)	$2,271	$2,155
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.1 billion as of September 30, 2024 and December 31, 2023, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and nine months ended September 30, 2024 and 2023.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions)
Debt of consolidated CLOs due 2030 -2037	$2,271	$2,155	6.6%	6.6%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2024	December 31, 2023
	(in millions)
Available-for-Sale securities, at fair value	$52,417	$51,562
Mortgage loans (allowance for credit losses: 2024, $14; 2023, $14)	2,297	2,118
Policy loans	966	912
Other investments (allowance for credit losses: 2024, $6; 2023, $6)	1,023	897
Total	$56,703	$55,489
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following is a summary of Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Investment income on fixed maturities	$769	$693	$2,291	$1,909
Net realized gains (losses)	—	(37)	(3)	(27)
Consolidated investment entities	52	46	150	133
Other (1)	113	107	318	303
Total	$934	$809	$2,756	$2,318
(1) Prior period amount associated with affordable housing partnerships has been reclassified to Other to conform to current year presentation.
Available-for-Sale securities distributed by type were as follows:

	September 30, 2024
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$14,059	$518	$(396)	$—	$14,181
Residential mortgage backed securities	23,598	221	(810)	—	23,009
Commercial mortgage backed securities	5,459	20	(192)	(4)	5,283
Asset backed securities	6,548	42	(32)	—	6,558
State and municipal obligations	646	56	(14)	(1)	687
U.S. government and agency obligations	2,683	3	—	—	2,686
Foreign government bonds and obligations	13	—	—	—	13
Total	$53,006	$860	$(1,444)	$(5)	$52,417

Description of Securities	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$12,675	$409	$(507)	$(1)	$12,576
Residential mortgage backed securities	22,130	107	(1,171)	—	21,066
Commercial mortgage backed securities	6,380	11	(341)	—	6,050
Asset backed securities	8,353	25	(59)	—	8,319
State and municipal obligations	719	62	(20)	(1)	760
U.S. government and agency obligations	2,739	1	—	—	2,740
Foreign government bonds and obligations	19	—	(1)	—	18
Other securities	33	—	—	—	33
Total	$53,048	$615	$(2,099)	$(2)	$51,562
As of September 30, 2024 and December 31, 2023, accrued interest of $338 million and $319 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of September 30, 2024 and December 31, 2023, fixed maturity securities comprised approximately 92% and 93%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2024 and December 31, 2023, the Company’s internal analysts rated $440 million and $282 million, respectively, of securities using criteria similar to those used by NRSROs.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$25,149	$24,746	47%	$25,235	$24,342	47%
AA	13,043	12,755	24	14,013	13,534	26
A	3,114	3,219	6	3,073	3,139	6
BBB	11,423	11,415	22	10,396	10,216	20
Below investment grade (1)	277	282	1	331	331	1
Total fixed maturities	$53,006	$52,417	100%	$53,048	$51,562	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both September 30, 2024 and December 31, 2023. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of September 30, 2024 and December 31, 2023, approximately 85% and 83% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. No holdings of any issuer were greater than 10% of the Company’s total equity as of both September 30, 2024 and December 31, 2023.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	September 30, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	67	$678	$(9)	314	$4,666	$(387)	381	$5,344	$(396)
Residential mortgage backed securities	19	597	(3)	676	9,955	(807)	695	10,552	(810)
Commercial mortgage backed securities	8	196	(1)	243	3,507	(191)	251	3,703	(192)
Asset backed securities	5	56	—	41	415	(32)	46	471	(32)
State and municipal obligations	5	6	(1)	46	137	(13)	51	143	(14)
U.S. government and agency obligations	1	58	—	—	—	—	1	58	—
Foreign government bonds and obligations	—	—	—	3	13	—	3	13	—
Total	105	$1,591	$(14)	1,323	$18,693	$(1,430)	1,428	$20,284	$(1,444)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	97	$1,276	$(11)	376	$5,197	$(496)	473	$6,473	$(507)
Residential mortgage backed securities	82	3,052	(25)	734	10,677	(1,146)	816	13,729	(1,171)
Commercial mortgage backed securities	31	747	(9)	277	4,092	(332)	308	4,839	(341)
Asset backed securities	49	885	(2)	116	2,840	(57)	165	3,725	(59)
State and municipal obligations	5	29	(1)	49	138	(19)	54	167	(20)
U.S. government and agency obligations	11	955	—	1	—	—	12	955	—
Foreign government bonds and obligations	—	—	—	3	12	(1)	3	12	(1)
Total	275	$6,944	$(48)	1,556	$22,956	$(2,051)	1,831	$29,900	$(2,099)
As part of the Company’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2024 is primarily attributable to the impact of lower interest rates. As of September 30, 2024, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of both September 30, 2024 and December 31, 2023, approximately 96% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Commercial Mortgage Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at July 1, 2024	$—	$4	$1	$5
Balance at September 30, 2024	$—	$4	$1	$5

Balance at July 1, 2023	$7	$—	$2	$9
Reductions for securities sold during the period (realized)	(7)	—	(1)	(8)
Balance at September 30, 2023	$—	$—	$1	$1

Balance at January 1, 2024	$1	$—	$1	$2
Additions for which credit losses were not previously recorded	—	4	—	4
Reductions for securities sold during the period (realized)	(1)	—	—	(1)
Balance at September 30, 2024	$—	$4	$1	$5

Balance at January 1, 2023	$20	$—	$2	$22
Reductions for securities sold during the period (realized)	(20)	—	(1)	(21)
Balance at September 30, 2023	$—	$—	$1	$1

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Gross realized investment gains	$31	$—	$35	$10
Gross realized investment losses	(33)	(46)	(36)	(58)
Credit reversals (losses)	—	8	(3)	21
Other impairments	—	—	—	(2)
Total	$(2)	$(38)	$(4)	$(29)
Credit losses for the nine months ended September 30, 2024 primarily related to recording an allowance for credit losses on a commercial mortgage backed security with a recent downgrade. Previously recorded allowance for credit losses was reversed during the three and nine months ended September 30, 2023 primarily due to the sale of a corporate debt security in the communications industry.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) (“AOCI”).
Available-for-Sale securities by contractual maturity as of September 30, 2024 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$4,125	$4,127
Due after one year through five years	2,277	2,265
Due after five years through 10 years	5,200	5,099
Due after 10 years	5,799	6,076
	17,401	17,567
Residential mortgage backed securities	23,598	23,009
Commercial mortgage backed securities	5,459	5,283
Asset backed securities	6,548	6,558
Total	$53,006	$52,417
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2024	$54	$9	$63
Provisions	(4)	3	(1)
Charge-offs	(3)	(3)	(6)
Balance at September 30, 2024	$47	$9	$56

Balance at January 1, 2023	$54	$5	$59
Provisions	4	4	8
Charge-offs	(2)	(1)	(3)
Balance at September 30, 2023	$56	$8	$64
As of September 30, 2024 and December 31, 2023, accrued interest on commercial loans was $22 million and $19 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Purchases and Sales
During the three months ended September 30, 2024 and 2023, the Company purchased nil and $20 million, respectively, of syndicated loans, and sold $1 million of syndicated loans during both three month periods. During the nine months ended September 30, 2024 and 2023, the Company purchased $7 million and $21 million, respectively, of syndicated loans, and sold $5 million and $4 million, respectively, of syndicated loans.
During the three months ended September 30, 2024 and 2023, the Company purchased $42 million and $49 million, respectively, of residential mortgage loans. During the nine months ended September 30, 2024 and 2023, the Company purchased $152 million and $144 million, respectively, of residential mortgage loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $12 million as of both September 30, 2024 and December 31, 2023. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2024 and December 31, 2023. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both September 30, 2024 and December 31, 2023.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	September 30, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$17	$17
80% - 100%	—	—	—	—	10	51	61
60% - 80%	66	44	18	9	6	140	283
40% - 60%	68	22	39	73	41	355	598
< 40%	11	10	49	100	50	708	928
Total	$145	$76	$106	$182	$107	$1,271	$1,887

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$22	$24
80% - 100%	—	5	—	2	11	50	68
60% - 80%	59	26	6	14	40	106	251
40% - 60%	8	47	133	53	70	348	659
< 40%	10	32	49	40	80	619	830
Total	$77	$110	$188	$109	$203	$1,145	$1,832
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the nine months ended September 30, 2024, write-offs of commercial mortgage loans were not material.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions)
East North Central	$186	$189	10%	10%
East South Central	46	52	2	3
Middle Atlantic	132	112	7	6
Mountain	146	138	8	8
New England	30	28	2	2
Pacific	633	624	33	34
South Atlantic	487	465	26	25
West North Central	114	109	6	6
West South Central	113	115	6	6
Total	$1,887	$1,832	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions)
Apartments	$519	$485	27%	26%
Hotel	33	13	2	1
Industrial	344	317	18	17
Mixed use	68	64	4	4
Office	219	241	12	13
Retail	552	561	29	31
Other	152	151	8	8
Total	$1,887	$1,832	100%	100%
Syndicated Loans
The investment in syndicated loans as of September 30, 2024 and December 31, 2023 was $109 million and $145 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of September 30, 2024 and syndicated loans past due were not material as of December 31, 2023. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the nine months ended September 30, 2024, write-offs of syndicated loans were not material.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	2	2
Risk 3	1	1	—	9	1	2	14
Risk 2	32	7	1	4	—	9	53
Risk 1	21	9	—	3	2	5	40
Total	$54	$17	$1	$16	$3	$18	$109

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$1	$—	$—	$—	$—	$1
Risk 4	—	—	—	1	2	—	3
Risk 3	2	—	12	2	2	10	28
Risk 2	26	3	17	5	11	2	64
Risk 1	14	5	15	3	10	2	49
Total	$42	$9	$44	$11	$25	$14	$145
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, the unpaid balances generally become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $6 million and $7 million as of September 30, 2024 and December 31, 2023, respectively. For the nine months ended September 30, 2024, write-offs of advisor loans were not material.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	September 30, 2024
Termination Status	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Active	$270	$366	$275	$128	$87	$168	$1,294
Terminated	—	—	2	2	4	6	14
Total	$270	$366	$277	$130	$91	$174	$1,308

	December 31, 2023
Termination Status	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Active	$395	$310	$151	$107	$79	$157	$1,199
Terminated	—	2	1	1	4	4	12
Total	$395	$312	$152	$108	$83	$161	$1,211
Consumer Loans
Residential Mortgage Loans
The Company reviews the credit worthiness of the borrower in order to determine the risk of loss on residential mortgage loans. Geographic location and FICO scores are the primary credit quality indicators included in the model that projects the Company’s risk of credit loss over the life of the residential mortgage loan portfolio. Delinquency rates are measured based on the number of days past due. Residential mortgage loans over 30 days past due were $3 million and $2 million as of September 30, 2024 and December 31, 2023, respectively. For the nine months ended September 30, 2024, write-offs of residential mortgage loans were not material.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of residential mortgage loans by year of origination and FICO score:

FICO Score	September 30, 2024
	2024	2023	2022	2021	2020	Total
	(in millions)
> 810	$2	$9	$3	$2	$1	$17
780 - 809	64	61	29	7	6	167
740 - 779	45	80	25	8	5	163
720 - 739	13	15	5	5	—	38
700 - 719	4	8	5	3	1	21
< 699	5	7	3	3	—	18
Total	$133	$180	$70	$28	$13	$424

FICO Score	December 31, 2023
	2023	2022	2021	2020	Total
	(in millions)
> 810	$9	$3	$2	$—	$14
780 - 809	65	29	8	6	108
740 - 779	80	26	8	6	120
720 - 739	15	6	4	1	26
700 - 719	8	5	4	1	18
< 699	7	4	3	—	14
Total	$184	$73	$29	$14	$300
The table below presents the concentrations of credit risk of residential mortgage loans by U.S. region:

	Loans		Percentage
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions)
Minnesota	$254	$178	60%	59%
Other U.S. States	170	122	40	41
Total	$424	$300	100%	100%
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 2% of total credit card receivables as of both September 30, 2024 and December 31, 2023.
The table below presents the amortized cost basis of credit card receivables by FICO score:

FICO Score	September 30, 2024	December 31, 2023
	(in millions)
> 800	$34	$32
750 - 799	32	28
700 - 749	29	30
650 - 699	16	19
< 650	8	8
Total	$119	$117
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Margin Loans
The margin loans balance was $1.1 billion as of both September 30, 2024 and December 31, 2023. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both September 30, 2024 and December 31, 2023, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $654 million and $537 million as of September 30, 2024 and December 31, 2023, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both September 30, 2024 and December 31, 2023, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $6.0 billion and $6.5 billion as of September 30, 2024 and December 31, 2023, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both September 30, 2024 and December 31, 2023.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the three and nine months ended September 30, 2024 and 2023.
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in deferred acquisition costs (“DAC”):

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,496	$208	$35	$5	$110	$534
Capitalization of acquisition costs	17	75	—	—	—	48
Amortization	(89)	(22)	(5)	—	(6)	(34)
Balance at September 30, 2024	$1,424	$261	$30	$5	$104	$548

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,711
Capitalization of acquisition costs	2	—	3	1	3	149
Amortization	(12)	—	—	(1)	(7)	(176)
Balance at September 30, 2024	$213	$2	$9	$17	$71	$2,684
Other broker dealer acquisition costs						2
Balance at September 30, 2024 including broker dealer acquisition costs						$2,686

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,598	$149	$45	$6	$118	$521
Capitalization of acquisition costs	23	83	—	—	—	57
Amortization	(125)	(24)	(10)	(1)	(8)	(44)
Balance at December 31, 2023	$1,496	$208	$35	$5	$110	$534

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,775
Capitalization of acquisition costs	4	—	4	1	4	176
Amortization	(17)	(1)	—	(2)	(8)	(240)
Balance at December 31, 2023	$223	$2	$6	$17	$75	$2,711
Other broker dealer acquisition costs						2
Balance at December 31, 2023 including broker dealer acquisition costs						$2,713
The following tables summarize the balances of and changes in deferred sales inducement costs (“DSIC”):

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$136	$12	$148
Amortization	(10)	(2)	(12)
Balance at September 30, 2024	$126	$10	$136

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$151	$16	$167
Amortization	(15)	(4)	(19)
Balance at December 31, 2023	$136	$12	$148
8.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Policyholder account balances
Policyholder account balances	$31,580	$27,947

Future policy benefits
Reserve for future policy benefits	7,855	7,763
Deferred profit liability	114	81
Additional liabilities for insurance guarantees	1,405	1,321
Other insurance and annuity liabilities	162	213
Total future policy benefits	9,536	9,378
Policy claims and other policyholders’ funds	216	220
Total policyholder account balances, future policy benefits and claims	$41,332	$37,545

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	39	3,040	30	—	80
Policy charges	(11)	(2)	—	—	—
Surrenders and other benefits	(489)	(271)	(678)	(11)	(86)
Net transfer from (to) separate account liabilities	(19)	—	—	—	—
Variable account index-linked adjustments	—	1,667	—	—	—
Interest credited	97	—	154	10	10
Balance at September 30, 2024	$3,790	$15,176	$5,488	$306	$448

Weighted-average crediting rate	3.3%	1.8%	3.7%	2.0%	N/A
Cash surrender value (1)	$3,766	$14,441	$5,483	$284	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	87	248	134	—	3,658
Policy charges	(131)	(69)	(93)	—	(306)
Surrenders and other benefits	(47)	(62)	(62)	(40)	(1,746)
Net transfer from (to) separate account liabilities	—	(105)	—	—	(124)
Variable account index-linked adjustments	—	—	—	—	1,667
Interest credited	37	46	117	13	484
Balance at September 30, 2024	$1,420	$1,627	$2,851	$474	$31,580

Weighted-average crediting rate	3.6%	3.9%	2.3%	4.0%
Net amount at risk	$8,425	$57,030	$13,804	$132
Cash surrender value (1)	$1,291	$1,090	$2,395	$304

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	73	3,084	47	—	91
Policy charges	(10)	—	—	—	—
Surrenders and other benefits	(759)	(156)	(1,086)	(10)	(127)
Net transfer from (to) separate account liabilities	(25)	—	—	—	—
Variable account index-linked adjustments	—	1,403	—	—	—
Interest credited	142	1	222	5	9
Balance at December 31, 2023	$4,173	$10,742	$5,982	$307	$444

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,146	$10,129	$5,974	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	123	272	193	1	3,884
Policy charges	(176)	(94)	(121)	—	(401)
Surrenders and other benefits	(69)	(78)	(53)	(44)	(2,382)
Net transfer from (to) separate account liabilities	—	(107)	—	—	(132)
Variable account index-linked adjustments	—	—	—	—	1,403
Interest credited	52	56	82	20	589
Balance at December 31, 2023	$1,474	$1,569	$2,755	$501	$27,947

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,740	$57,291	$14,407	$141
Cash surrender value (1)	$1,330	$1,065	$2,271	$326
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

September 30, 2024
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$27	$99	$66	$17	$2	$211
	2%	–	2.99%	119	—	—	—	—	119
	3%	–	3.99%	1,958	7	—	1	—	1,966
	4%	–	5.00%	1,436	—	—	—	—	1,436
	Total			$3,540	$106	$66	$18	$2	$3,732

Fixed accounts of structured variable annuities	1%	–	1.99%	$2	$23	$4	$1	$—	$30
	2%	–	2.99%	13	—	—	—	—	13
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$15	$23	$4	$1	$—	$43

Fixed annuities	1%	–	1.99%	$88	$250	$164	$113	$—	$615
	2%	–	2.99%	23	16	1	—	—	40
	3%	–	3.99%	2,486	—	—	—	—	2,486
	4%	–	5.00%	2,333	—	—	—	—	2,333
	Total			$4,930	$266	$165	$113	$—	$5,474

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$6	$14	$—	$22
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$6	$14	$—	$22

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	49	5	13	—	1	68
	3%	–	3.99%	830	—	4	5	—	839
	4%	–	5.00%	482	3	—	—	—	485
	Total			$1,361	$8	$17	$5	$1	$1,392

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$—	$5	$1	$37	$43
	2%	–	2.99%	8	14	—	1	10	33
	3%	–	3.99%	111	1	3	11	—	126
	4%	–	5.00%	572	20	—	—	—	592
	Total			$691	$35	$8	$13	$47	$794

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$—	$2	$—	$2
	2%	–	2.99%	—	128	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$128	$—	$2	$—	$130

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	29	—	—	—	—	29
	4%	–	5.00%	274	—	—	—	—	274
	Total			$303	$—	$—	$—	$—	$303

Total	1%	–	1.99%	$117	$374	$245	$148	$39	$923
	2%	–	2.99%	212	163	14	1	11	401
	3%	–	3.99%	5,414	8	7	17	—	5,446
	4%	–	5.00%	5,097	23	—	—	—	5,120
	Total			$10,840	$568	$266	$166	$50	$11,890

Percentage of total account values that reset in:
Next 12 months				100.0%	100.0%	99.9%	100.0%	99.8%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	—	0.1	—	0.2	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$43	$131	$52	$15	$2	$243
	2%	–	2.99%	137	1	—	—	—	138
	3%	–	3.99%	2,214	—	—	1	—	2,215
	4%	–	5.00%	1,514	—	—	—	—	1,514
	Total			$3,908	$132	$52	$16	$2	$4,110

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	57	(39)	55	73
Effect of actual variances from expected experience	—	(8)	(10)	(19)	(37)
Adjusted beginning of year balance	$—	$757	$56	$1,173	$1,986
Issuances	166	46	6	—	218
Interest accrual	—	28	4	41	73
Net premiums collected	(166)	(56)	(6)	(111)	(339)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$775	$60	$1,103	$1,938
Effect of changes in discount rate assumptions	—	2	(3)	24	23
Balance at September 30, 2024	$—	$777	$57	$1,127	$1,961

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	(24)	67	(61)	58	40
Effect of actual variances from expected experience	(7)	(6)	(19)	(31)	(63)
Adjusted beginning of year balance	$1,191	$1,352	$541	$6,534	$9,618
Issuances	166	46	6	—	218
Interest accrual	42	55	26	243	366
Benefit payments	(118)	(98)	(31)	(322)	(569)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,281	$1,355	$542	$6,455	$9,633
Effect of changes in discount rate assumptions	(34)	43	40	127	176
Balance at September 30, 2024	$1,247	$1,398	$582	$6,582	$9,809

Adjustment due to reserve flooring	$—	$7	$—	$—	$7

Net liability for future policy benefits	$1,247	$628	$525	$5,455	$7,855
Less: reinsurance recoverable	810	447	22	2,753	4,032
Net liability for future policy benefits, after reinsurance recoverable	$437	$181	$503	$2,702	$3,823

Discounted expected future gross premiums	$—	$1,779	$881	$1,320	$3,980
Expected future gross premiums	$—	$2,950	$1,213	$1,753	$5,916
Expected future benefit payments	$1,830	$2,287	$912	$10,650	$15,679

Weighted average interest accretion rate	4.5%	6.1%	6.4%	5.1%
Weighted average discount rate	4.8%	4.9%	4.9%	5.0%

Weighted average duration of liability (in years)	7	7	8	8

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(2)	(18)	(3)	(23)
Adjusted beginning of year balance	$—	$687	$100	$1,236	$2,023
Issuances	177	55	12	—	244
Interest accrual	1	36	5	59	101
Net premiums collected	(178)	(70)	(12)	(158)	(418)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$105	$1,137	$1,950
Effect of changes in discount rate assumptions	—	(5)	(1)	9	3
Balance at December 31, 2023	$—	$703	$104	$1,146	$1,953

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(10)	(1)	(29)	5	(35)
Adjusted beginning of year balance	$1,145	$1,294	$615	$6,583	$9,637
Issuances	177	56	11	—	244
Interest accrual	50	73	37	329	489
Benefit payments	(150)	(132)	(42)	(405)	(729)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,222	$1,291	$621	$6,507	$9,641
Effect of changes in discount rate assumptions	(58)	34	40	54	70
Balance at December 31, 2023	$1,164	$1,325	$661	$6,561	$9,711

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,164	$627	$557	$5,415	$7,763
Less: reinsurance recoverable	880	440	22	2,738	4,080
Net liability for future policy benefits, after reinsurance recoverable	$284	$187	$535	$2,677	$3,683

Discounted expected future gross premiums	$—	$1,764	$904	$1,325	$3,993
Expected future gross premiums	$—	$2,938	$1,269	$1,786	$5,993
Expected future benefit payments	$1,726	$2,166	$1,068	$10,850	$15,810

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.0%
Weighted average discount rate	4.9%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	7	7	8	8

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Impacts of the annual review of policy benefit reserves assumptions are reflected within the effect of changes in cash flow assumptions in the disaggregated rollforwards above. The annual review of policy benefit reserves assumptions in the third quarter of 2024 resulted in a net decrease in future policy benefit reserves, primarily due to decreased disability income insurance claim incidence rates. The annual review of policy benefit reserves assumptions in the third quarter of 2023 resulted in a net decrease in future policy benefit reserves, primarily due to updates to LTC premium rate increase assumptions.
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	28	5	—	33
Benefit accrual	99	6	3	108
Benefit payments	(47)	(10)	(3)	(60)
Effect of actual variances from expected experience	—	(2)	(1)	(3)
Impact of change in net unrealized (gains) losses on securities	5	—	1	6
Balance at September 30, 2024	$1,310	$80	$15	$1,405

Weighted average interest accretion rate	3.0%	7.1%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	35	5	1	41
Benefit accrual	128	8	2	138
Benefit payments	(50)	(18)	(4)	(72)
Effect of actual variances from expected experience	(13)	11	(2)	(4)
Impact of change in net unrealized (gains) losses on securities	25	1	6	32
Balance at December 31, 2023	$1,225	$81	$15	$1,321

Weighted average interest accretion rate	3.0%	6.9%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statements of Operations was as follows:

	Nine Months Ended September 30,
	2024
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$185	$42
Term and whole life insurance	129	27
Disability income insurance	90	22
Long term care insurance	132	202
Total	$536	$293

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Year Ended December 31,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$196	$49
Term and whole life insurance	169	37
Disability income insurance	124	32
Long term care insurance	185	270
Total	$674	$388
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	52	38	90
Amortization	(1)	(12)	(16)	(29)
Balance at September 30, 2024	$26	$236	$288	$550

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	59	52	112
Amortization	(1)	(13)	(19)	(33)
Balance at December 31, 2023	$27	$196	$266	$489
9.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Variable annuities and variable universal life:
Mutual funds	$78,631	$74,634
Unitized pooled pension funds:
Property/real estate	1,809	1,784
Equity securities	547	553
Debt securities	232	285
Cash and cash equivalents	135	147
Other	55	54
Total	$81,409	$77,457

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$2,823	$77,457
Premiums and deposits	676	365	139	1,180
Policy charges	(1,017)	(229)	(4)	(1,250)
Surrenders and other benefits	(5,111)	(317)	(463)	(5,891)
Investment return	8,281	1,288	149	9,718
Net transfer from (to) general account	18	43	—	61
Other charges	—	—	134	134
Balance at September 30, 2024	$68,686	$9,945	$2,778	$81,409

Cash surrender value	$67,277	$9,342	$2,778	$79,397

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$3,086	$73,962
Premiums and deposits	835	459	194	1,488
Policy charges	(1,343)	(292)	(7)	(1,642)
Surrenders and other benefits	(5,378)	(317)	(777)	(6,472)
Investment return	8,477	1,250	170	9,897
Net transfer from (to) general account	25	42	—	67
Other charges	—	—	157	157
Balance at December 31, 2023	$65,839	$8,795	$2,823	$77,457

Cash surrender value	$64,280	$8,263	$2,823	$75,366
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
			(in millions, except age)
Balance at beginning of period	$(830)	$360	$335	$1,103
Issuances	6	5	18	13
Interest accrual and time decay	(10)	(15)	(35)	(36)
Reserve increase from attributed fees collected	206	202	585	585
Reserve release for benefit payments and derecognition	(2)	(6)	(9)	(24)
Effect of changes in interest rates and bond markets	616	(1,241)	(156)	(1,325)
Effect of changes in equity markets and subaccount performance	(400)	500	(1,282)	(402)
Effect of changes in equity index volatility	8	(13)	62	(83)
Actual policyholder behavior different from expected behavior	7	(16)	48	(10)
Effect of changes in other future expected assumptions	106	128	106	128
Effect of changes in the instrument-specific credit risk on market risk benefits	63	(23)	98	(68)
Balance at end of period	$(230)	$(119)	$(230)	$(119)

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,809	$1,644	$1,809	$1,644
Liability position	(1,579)	(1,525)	(1,579)	(1,525)
Net asset (liability) position	$230	$119	$230	$119

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$343	$2,091	$343	$2,091
Living benefits	$1,867	$3,693	$1,867	$3,693
Composite (greater of)	$2,177	$5,470	$2,177	$5,470

Weighted average attained age of contractholders	69	69	69	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$312	$(650)	$(1,250)	$(1,681)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$62	$(23)	$102	$(67)

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
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	September 30, 2024
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(230)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	52.8%	11.9%
			Surrender rate (2)	0.4%	–	75.0%	3.3%
			Market volatility (3)	0.0%	–	25.5%	10.7%
			Nonperformance risk (4)	70 bps			70 bps
			Mortality rate (5)	0.0%	–	41.6%	1.7%

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
Changes to Significant Inputs and Assumptions:
During the nine months ended September 30, 2024 and year ended December 31, 2023, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
Nine months ended September 30, 2024
•Updates to utilization of guaranteed withdrawal assumptions resulted in a decrease to pre-tax income of $15 million.
•Updates to surrender assumptions resulted in a decrease to pre-tax income of $83 million.
Year ended December 31, 2023
•Updates to utilization of guaranteed withdrawal assumptions resulted in a decrease to pre-tax income of $18 million.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
11.  Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions)
Long-term debt:
Senior notes due 2024	$550	$550	3.7%	3.7%
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2028	600	600	5.7	5.7
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	750	5.2	5.2
Finance lease liabilities	11	20	N/A	N/A
Other (1)	(17)	(21)	N/A	N/A
Total long-term debt	3,394	3,399

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	201	5.3%	5.6%
Total	$3,595	$3,600
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
On October 15, 2024, the Company repaid $550 million principal amount of its 3.7% senior notes at maturity.
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company’s life insurance subsidiary has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities and residential mortgage backed securities, with an aggregate fair value of $997 million and $1.1 billion as of September 30, 2024 and December 31, 2023, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2024 and December 31, 2023. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company’s bank subsidiary had no outstanding obligations to the FHLB as of both September 30, 2024 and December 31, 2023. The Company’s bank subsidiary maintains access to collateralized borrowings from the Federal Reserve. As of both September 30, 2024 and December 31, 2023, there were no outstanding obligations to the Federal Reserve.
In June 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. The interest rate for any borrowing under the agreement for U.S. dollars is a Spread Adjusted Term Secured Overnight Financing Rate (“SOFR”), which is defined as Term SOFR for an interest period selected by the Company plus a credit spread adjustment of 0.10%, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of the Company. In the event of default, an additional 2% interest will accrue during such period of default. As of both September 30, 2024 and December 31, 2023, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both September 30, 2024 and December 31, 2023.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both September 30, 2024 and December 31, 2023, AEIS had no borrowings outstanding.

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,565	$4,551	$—	$7,116
Available-for-Sale securities:
Corporate debt securities	—	13,604	577	14,181
Residential mortgage backed securities	—	22,981	28	23,009
Commercial mortgage backed securities	—	5,283	—	5,283
Asset backed securities	—	6,557	1	6,558
State and municipal obligations	—	687	—	687
U.S. government and agency obligations	2,686	—	—	2,686
Foreign government bonds and obligations	—	13	—	13
Total Available-for-Sale securities	2,686	49,125	606	52,417
Investments at net asset value (“NAV”)				11	(1)
Trading and other securities	314	21	—	335
Separate account assets at NAV				81,409	(1)
Investments and cash equivalents segregated for regulatory purposes	621	—	—	621
Market risk benefits	—	—	1,809	1,809	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	55	55
Other assets:
Interest rate derivative contracts	3	240	—	243
Equity derivative contracts	132	8,099	—	8,231
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	3	30	—	33
Total other assets	138	8,370	—	8,508
Total assets at fair value	$6,324	$62,067	$2,470	$152,281

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$54	$54
IUL embedded derivatives	—	—	943	943
Structured variable annuity embedded derivatives	—	—	2,317	2,317
Total policyholder account balances, future policy benefits and claims	—	—	3,314	3,314	(3)
Market risk benefits	—	—	1,579	1,579	(2)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	1	256	—	257
Equity derivative contracts	147	5,315	—	5,462
Credit derivative contracts	—	32	—	32
Foreign exchange derivative contracts	—	7	—	7
Other	303	8	66	377
Total other liabilities	451	5,618	66	6,135
Total liabilities at fair value	$451	$5,626	$4,959	$11,036

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
(3) The Company’s adjustment for nonperformance risk resulted in a $219 million and $195 million cumulative decrease to the embedded derivatives as of September 30, 2024 and December 31, 2023, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2024	$544	$57	$24	$625		$55
Total gains (losses) included in:
Net income	1	—	—	1	(1)	1
Other comprehensive income (loss)	16	1	—	17		—
Purchases	44	27	1	72		—
Settlements	(28)	—	—	(28)		(1)
Transfers out of Level 3	—	(57)	(24)	(81)		—
Balance at September 30, 2024	$577	$28	$1	$606		$55

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2024	$16	$—	$—	$16		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2024	$52		$944		$1,896		$2,892	$69
Total (gains) losses included in:
Net income	3	(2)	36	(2)	487	(3)	526	—	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		3		23		26	3
Settlements	(1)		(40)		(89)		(130)	(7)
Balance at September 30, 2024	$54		$943		$2,317		$3,314	$66

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2024	$—		$36	(2)	$487	(3)	$523	$—

	Available-for-Sale Securities			Receivables
	Corporate Debt Securities	Asset Backed Securities	Total	Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2023	$446	$3	$449	$49
Total gains (losses) included in:
Other comprehensive income (loss)	(3)	—	(3)	—
Purchases	36	—	36	—
Settlements	(18)	—	(18)	(1)
Balance at September 30, 2023	$461	$3	$464	$48

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2023	$(4)	$—	$(4)	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2023	$46		$809		$557		$1,412	$78
Total (gains) losses included in:
Net income	—	(2)	2	(2)	(246)	(3)	(244)	—	(4)
Other comprehensive income (loss)	—		—		—		—	(1)
Issues	—		6		35		41	7
Settlements	(1)		(30)		(46)		(77)	(7)
Balance at September 30, 2023	$45		$787		$300		$1,132	$77

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2023	$—		$2	(2)	$(246)	(3)	$(244)	$—

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$469	$—	$1	$470		$51
Total gains (losses) included in:
Net income	1	—	—	1	(1)	7
Other comprehensive income (loss)	14	—	—	14		—
Purchases	146	112	24	282		—
Settlements	(53)	(2)	—	(55)		(3)
Transfers out of Level 3	—	(82)	(24)	(106)		—
Balance at September 30, 2024	$577	$28	$1	$606		$55

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2024	$1	$—	$—	$1	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2024	$13	$—	$—	$13		$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933	$76
Total (gains) losses included in:
Net income	8	(2)	169	(2)	1,440	(3)	1,617	1	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		17		99		116	12
Settlements	(3)		(116)		(233)		(352)	(24)
Balance at September 30, 2024	$54		$943		$2,317		$3,314	$66

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2024	$—		$169	(2)	$1,440	(3)	$1,609	$—
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at September 30, 2024	$—		$—		$—		$—	$1

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$405	$6	$411		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	2
Other comprehensive income (loss)	(2)	—	(2)		—
Purchases	114	—	114		—
Settlements	(56)	(3)	(59)		(2)
Balance at September 30, 2023	$461	$3	$464		$48

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2023	$(3)	$—	$(3)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(5)	$646	$62
Total (gains) losses included in:
Net income	3	(2)	94	(2)	443	(3)	540	1	(4)
Issues	—		46		66		112	40
Settlements	(2)		(92)		(72)		(166)	(26)
Balance at September 30, 2023	$45		$787		$300		$1,132	$77

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2023	$—		$94	(2)	$443	(3)	$537	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and the amount is presented as a contra liability.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $1 million and $(17) million, net of the reinsurance accrual, for the three months ended September 30, 2024 and 2023, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $20 million and $44 million, net of the reinsurance accrual, for the nine months ended September 30, 2024 and 2023, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$577	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	1.9%	1.2%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	4.0%			4.0%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	15.3%			15.3%
			Constant prepayment rate	15.0%			15.0%
			Loss recovery	60.0%			60.0%
Fixed deferred indexed annuity ceded embedded derivatives	$55	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	4.5%
Fixed deferred indexed annuity embedded derivatives	$54	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	4.5%
			Nonperformance risk (4)	70 bps			70 bps
IUL embedded derivatives	$943	Discounted cash flow	Nonperformance risk (4)	70 bps			70 bps
Structured variable annuity embedded derivatives	$2,317	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	1.6%
			Nonperformance risk (4)	70 bps			70 bps
Contingent consideration liabilities	$66	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	3.5%

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $29 million and $41 million as of September 30, 2024 and December 31, 2023, respectively, and is classified as Level 3 in the fair value hierarchy.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,297	$—	$407	$1,805	$2,212
Policy loans	966	—	966	—	966
Receivables	9,209	236	1,729	6,325	8,290
Restricted and segregated cash	640	640	—	—	640
Other investments and assets	282	—	233	50	283

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$19,195	$—	$—	$16,758	$16,758
Investment certificate reserves	11,990	—	—	11,974	11,974
Banking and brokerage deposits	24,364	24,364	—	—	24,364
Separate account liabilities — investment contracts	3,146	—	3,146	—	3,146
Debt and other liabilities	3,857	254	3,656	4	3,914

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,118	$—	$280	$1,692	$1,972
Policy loans	912	—	912	—	912
Receivables	9,453	146	1,621	6,577	8,344
Restricted and segregated cash	936	936	—	—	936
Other investments and assets	338	—	283	55	338

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$16,641	$—	$—	$14,243	$14,243
Investment certificate reserves	13,461	—	—	13,420	13,420
Banking and brokerage deposits	23,886	23,886	—	—	23,886
Separate account liabilities — investment contracts	3,155	—	3,155	—	3,155
Debt and other liabilities	3,769	166	3,610	5	3,781
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$8,348	$—	$8,348	$(5,537)	$(1,271)	$(1,483)	$57
OTC cleared	38	—	38	(38)	—	—	—
Exchange-traded	122	—	122	(26)	—	—	96
Total derivatives	8,508	—	8,508	(5,601)	(1,271)	(1,483)	153
Securities borrowed	236	—	236	(53)	—	(179)	4
Total	$8,744	$—	$8,744	$(5,654)	$(1,271)	$(1,662)	$157

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,197	$—	$5,197	$(3,707)	$(1,114)	$(357)	$19
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	39	—	39	(18)	—	—	21
Total derivatives	5,245	—	5,245	(3,734)	(1,114)	(357)	40
Securities borrowed	146	—	146	(32)	—	(111)	3
Total	$5,391	$—	$5,391	$(3,766)	$(1,114)	$(468)	$43
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,658	$—	$5,658	$(5,537)	$—	$(119)	$2
OTC cleared	74	—	74	(38)	—	—	36
Exchange-traded	26	—	26	(26)	—	—	—
Total derivatives	5,758	—	5,758	(5,601)	—	(119)	38
Securities loaned	254	—	254	(53)	—	(194)	7
Total	$6,012	$—	$6,012	$(5,654)	$—	$(313)	$45

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,829	$—	$3,829	$(3,707)	$(36)	$(78)	$8
OTC cleared	35	—	35	(9)	—	—	26
Exchange-traded	19	—	19	(18)	—	—	1
Total derivatives	3,883	—	3,883	(3,734)	(36)	(78)	35
Securities loaned	163	—	163	(32)	—	(126)	5
Total	$4,046	$—	$4,046	$(3,766)	$(36)	$(204)	$40
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts – net investment hedges	$77	$—	$3	$61	$—	$3
Total qualifying hedges	77	—	3	61	—	3

Derivatives not designated as hedging instruments
Interest rate contracts	40,196	243	257	42,523	185	305
Equity contracts	101,537	8,231	5,462	83,080	5,034	3,464
Credit contracts	3,662	1	32	3,436	4	107
Foreign exchange contracts	3,396	33	4	3,262	22	4
Total non-designated hedges	148,791	8,508	5,755	132,301	5,245	3,880

Embedded derivatives
IUL	N/A	—	943	N/A	—	873
Fixed deferred indexed annuities and deposit receivables	N/A	55	54	N/A	51	52
Structured variable annuities (3)	N/A	—	2,317	N/A	—	1,011
SMC	N/A	—	8	N/A	—	9
Total embedded derivatives	N/A	55	3,322	N/A	51	1,945
Total derivatives	$148,868	$8,563	$9,080	$132,362	$5,296	$5,828
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
(3) The fair value of the structured variable annuity embedded derivatives as of September 30, 2024 included $2.3 billion of individual embedded derivatives in a liability position and nil of individual embedded derivatives in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2023 included $1.0 billion of individual embedded derivatives in a liability position and $15 million of individual embedded derivatives in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2024 and December 31, 2023, investment securities with a fair value of $1.8 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $175 million and $145 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of September 30, 2024 and December 31, 2023, investment securities with a fair value of $1.8 billion and $376 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $1.5 billion and $314 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2024 and December 31, 2023, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both September 30, 2024 and December 31, 2023, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2024
Interest rate contracts	$—	$—	$—	$—	$1	$448	$—
Equity contracts	(2)	—	38	18	337	(307)	6
Credit contracts	—	—	5	—	—	(112)	—
Foreign exchange contracts	—	—	—	—	—	(57)	4
IUL embedded derivatives	—	—	—	4	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	5	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(487)	—	—
SMC embedded derivatives	—	—	—	—	—	—	—
Total gain (loss)	$(2)	$—	$43	$27	$(149)	$(28)	$10

Three Months Ended September 30, 2023
Interest rate contracts	$—	$—	$—	$—	$(7)	$(1,073)	$—
Equity contracts	1	(1)	(44)	(19)	(119)	245	(5)
Credit contracts	—	—	(2)	—	—	154	—
Foreign exchange contracts	—	—	—	—	—	51	—
IUL embedded derivatives	—	—	—	28	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	246	—	—
SMC embedded derivatives	—	1	—	—	—	—	—
Total gain (loss)	$1	$—	$(46)	$9	$120	$(623)	$(5)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Nine Months Ended September 30, 2024
Interest rate contracts	$—	$—	$—	$—	$(7)	$(273)	$—
Equity contracts	(7)	2	119	65	1,187	(1,035)	12
Credit contracts	—	—	3	—	—	(13)	—
Foreign exchange contracts	—	—	—	—	—	—	2
IUL embedded derivatives	—	—	—	(53)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	15	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(1,440)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—	—
Total gain (loss)	$(7)	$—	$122	$27	$(260)	$(1,321)	$14

Nine Months Ended September 30, 2023
Interest rate contracts	$—	$—	$—	$—	$(15)	$(1,307)	$—
Equity contracts	(1)	2	44	35	391	(655)	3
Credit contracts	—	—	(1)	—	—	187	—
Foreign exchange contracts	—	—	—	—	—	63	6
IUL embedded derivatives	—	—	—	(2)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(2)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(443)	—	—
SMC embedded derivatives	—	(3)	—	—	—	—	—
Total gain (loss)	$(1)	$(1)	$43	$31	$(67)	$(1,712)	$9
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of September 30, 2024:

	Premiums Payable	Premiums Receivable
	(in millions)
2024 (1)	$25	$—
2025	121	20
2026	247	88
2027	20	—
2028	31	—
2029 - 2031	369	—
Total	$813	$108
(1) 2024 amounts represent the amounts payable and receivable for the period from October 1, 2024 to December 31, 2024.

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
For both the nine months ended September 30, 2024 and 2023, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of September 30, 2024 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is $0.8 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 11 years and relates to forecasted debt interest payments. See Note 15 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended September 30, 2024 and 2023, the Company recognized a loss of $4 million and a gain of $2 million, respectively, in other comprehensive income (loss) (“OCI”). For the nine months ended September 30, 2024 and 2023, the Company recognized a loss of $3 million and a loss of $1 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2024 and December 31, 2023, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $121 million and $65 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2024 and December 31, 2023 was $119 million and $58 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2024 and December 31, 2023 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $2 million and $7 million, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
15.  Shareholders’ Equity
The following table presents the amounts related to each component of OCI:

	Three Months Ended September 30,
	2024			2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,312	$(293)	$1,019	$(854)	$190	$(664)
Reclassification of net (gains) losses on securities included in net income (2)	2	(2)	—	38	(8)	30
Impact of benefit reserves and reinsurance recoverables	(18)	4	(14)	14	(3)	11
Net unrealized gains (losses) on securities	1,296	(291)	1,005	(802)	179	(623)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	1	—	—	—	—
Net unrealized gains (losses) on derivatives	(1)	1	—	—	—	—
Effect of changes in discount rate assumptions on certain long-duration contracts	(188)	41	(147)	221	(47)	174
Effect of changes in instrument-specific credit risk on MRBs	(63)	14	(49)	23	(5)	18
Foreign currency translation	85	(2)	83	(76)	16	(60)
Total other comprehensive income (loss)	$1,129	$(237)	$892	$(634)	$143	$(491)

	Nine Months Ended September 30,
	2024			2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$896	$(203)	$693	$(727)	$167	$(560)
Reclassification of net (gains) losses on securities included in net income (2)	4	(2)	2	29	(6)	23
Impact of benefit reserves and reinsurance recoverables	(4)	1	(3)	8	(2)	6
Net unrealized gains (losses) on securities	896	(204)	692	(690)	159	(531)
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	—	—	—	3	(1)	2
Reclassification of net (gains) losses on derivatives included in net income(3)	(1)	1	—	—	—	—
Net unrealized gains (losses) on derivatives	(1)	1	—	3	(1)	2
Effect of changes in discount rate assumptions on certain long-duration contracts	(21)	5	(16)	213	(45)	168
Effect of changes in instrument-specific credit risk on MRBs	(98)	21	(77)	68	(15)	53
Foreign currency translation	69	(3)	66	18	(4)	14
Total other comprehensive income (loss)	$845	$(180)	$665	$(388)	$94	$(294)
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in Net investment income.
(3) Includes a $1 million and nil pretax gain reclassified to Interest and debt expense.

Index
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at July 1, 2024	$(1,554)	$5	$5	$(113)	$(60)	$(275)	$(1)	$(1,993)
OCI before reclassifications	1,005	—	(147)	(49)	—	83	—	892
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—
Total OCI	1,005	—	(147)	(49)	—	83	—	892
Balance at September 30, 2024	$(549)	$5	$(142)	$(162)	$(60)	$(192)	$(1)	$(1,101)

Balance at July 1, 2023	$(1,951)	$5	$(78)	$15	$(75)	$(264)	$(1)	$(2,349)
OCI before reclassifications	(653)	—	174	18	—	(60)	—	(521)
Amounts reclassified from AOCI	30	—	—	—	—	—	—	30
Total OCI	(623)	—	174	18	—	(60)	—	(491)
Balance at September 30, 2023	$(2,574)	$5	$96	$33	$(75)	$(324)	$(1)	$(2,840)

Balance at January 1, 2024	$(1,241)	$5	$(126)	$(85)	$(60)	$(258)	$(1)	$(1,766)
OCI before reclassifications	690	—	(16)	(77)	—	66	—	663
Amounts reclassified from AOCI	2	—	—	—	—	—	—	2
Total OCI	692	—	(16)	(77)	—	66	—	665
Balance at September 30, 2024	$(549)	$5	$(142)	$(162)	$(60)	$(192)	$(1)	$(1,101)

Balance at January 1, 2023	$(2,043)	$3	$(72)	$(20)	$(75)	$(338)	$(1)	$(2,546)
OCI before reclassifications	(554)	2	168	53	—	14	—	(317)
Amounts reclassified from AOCI	23	—	—	—	—	—	—	23
Total OCI	(531)	2	168	53	—	14	—	(294)
Balance at September 30, 2023	$(2,574)	$5	$96	$33	$(75)	$(324)	$(1)	$(2,840)
For the nine months ended September 30, 2024 and 2023, the Company repurchased a total of 3.8 million shares and 4.7 million shares, respectively, of its common stock for an aggregate cost of $1.6 billion and $1.5 billion, respectively. On July 24, 2023, the Company’s Board of Directors authorized an additional $3.5 billion for the repurchase of the Company’s common stock through September 30, 2025. As of September 30, 2024, the Company had $1.5 billion remaining under this share repurchase authorization.

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
For both the nine months ended September 30, 2024 and 2023, the Company reacquired 0.3 million shares of its common stock through the surrender of shares upon vesting and paid in the aggregate $110 million and $99 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2024 and 2023, the Company reacquired 0.4 million shares and 0.3 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $149 million and $109 million, respectively.
During the nine months ended September 30, 2024 and 2023, the Company reissued 0.7 million and 0.6 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
16.  Income Taxes
The Company’s effective tax rate was 20.7% and 21.8% for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was 20.0% and 20.5% for the nine months ended September 30, 2024 and 2023, respectively.
The effective tax rate for the three months ended September 30, 2024 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, incentive compensation, partially offset by state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2024 was lower than the statutory rate as a result of tax preferred items including incentive compensation, the dividends received deduction, foreign tax credits, net of addback, and low income housing tax credits, partially offset by state income taxes, net of federal benefit.
The effective tax rate for the three months ended September 30, 2023 was higher than the statutory rate as a result of state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2023 was lower than the statutory rate as a result of tax preferred items including incentive compensation, partially offset by state income taxes, net of federal benefit.
The decrease in the effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to lower pretax income in the current period compared to the prior period and the related impact on tax preferred items, a decrease in unrecognized tax benefits, and a decrease in foreign taxes, partially offset by an increase in state income taxes, net of federal benefit.
Included in the Company’s deferred income tax assets are tax benefits related to foreign net operating losses of $47 million, which do not expire, federal tax credit carryforwards of $43 million, which do not expire, and state net operating losses of $32 million, net of federal benefit, which will expire beginning December 31, 2024.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of September 30, 2024, management believes it is more likely than not that the Company will not realize certain state net operating losses of $31 million, state deferred tax assets of $2 million (both net of federal benefit), and foreign net operating losses of $35 million; therefore, a valuation allowance has been established. The valuation allowance was $68 million and $65 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Company had $152 million and $150 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $124 million and $120 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2024 and December 31, 2023, respectively, would affect the effective tax rate. During the second quarter of 2023, the Company had additions to its gross unrecognized tax benefits for tax positions of prior years of $71 million and reductions to its gross unrecognized tax benefits of prior years of $80 million.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $13 million in the next 12 months primarily due to expected exam closures and state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and $4 million in interest and penalties for the three and nine months ended September 30, 2024, respectively. The Company recognized a net increase of $2 million and $10 million in interest and penalties for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had a payable of $30 million and $26 million, respectively, related to accrued interest and penalties.
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
The Company is an applicable corporation required to compute corporate alternative minimum tax (“CAMT”). As of September 30, 2024 and December 31, 2023, the Company recorded an estimate of $43 million and nil, respectively, for the current provision of the CAMT. The provision was offset with a deferred tax asset for the CAMT credit carryover, which does not expire, resulting in no impact to the total tax provision. The estimate is based on interpretations and assumptions of available guidance the Company has made regarding the CAMT provisions of the Inflation Reduction Act of 2022. The U.S. Department of the Treasury issued proposed CAMT regulations in the current quarter. The proposed regulations are subject to public review and comment prior to finalizing. The Company is evaluating the potential impact of the proposed regulations.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic and foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries regarding certain subjects, including from time to time: sales and distribution of, and disclosure practices related to, mutual and other pooled funds, exchange traded funds, private funds, segregated accounts, annuities, equity and fixed income securities, real estate investment trusts, insurance products, banking products, brokerage offerings, including money settlement options, and financial advice offerings, including managed accounts; wholesaler activity; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; recordkeeping requirements; and transaction monitoring systems and controls. The Company is cooperating with the applicable regulators. In August 2024, the Company entered into a settlement with the SEC to resolve one such matter regarding the preservation of certain business-related communications sent on electronic messaging platforms that had not been approved by the Company. The settlement included a civil penalty of $50 million that was previously accrued for during 2023 and was paid during the third quarter of 2024.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both September 30, 2024 and December 31, 2023, the estimated liability was $34 million. As of both September 30, 2024 and December 31, 2023, the related premium tax asset was $29 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
18.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
			(in millions, except per share amounts)
Numerator:
Net income	$511	$872	$2,330	$2,179

Denominator:
Basic: Weighted-average common shares outstanding	100.4	104.9	101.6	106.4
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.8	2.2	1.8	2.1
Diluted: Weighted-average common shares outstanding	102.2	107.1	103.4	108.5

Earnings per share:
Basic	$5.09	$8.31	$22.93	$20.48
Diluted	$5.00	$8.14	$22.53	$20.08
The calculation of diluted earnings per share includes the dilutive effect of the assumed exercise or issuance of stock-based awards using the treasury stock method. The calculation excludes the incremental effect of nil options for both the three months ended September 30, 2024 and 2023, and nil and 0.2 million options for the nine months ended September 30, 2024 and 2023, respectively, due to their anti-dilutive effect.

Index
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2024	December 31, 2023
	(in millions)
Advice & Wealth Management	$42,434	$42,983
Asset Management	7,953	7,288
Retirement & Protection Solutions	119,017	108,451
Corporate & Other	16,565	16,469
Total assets	$185,969	$175,191

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
			(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,742	$2,407	$7,946	$7,015
Asset Management	882	826	2,585	2,433
Retirement & Protection Solutions	973	876	2,813	2,558
Corporate & Other	115	143	347	417
Elimination of segment revenues (1)(2)	(367)	(337)	(1,075)	(984)
Total segment adjusted operating net revenues	4,345	3,915	12,616	11,439
Adjustments:
Net realized investment gains (losses)	(6)	(38)	(9)	(32)
Market impact on non-traditional long-duration products	5	3	6	4
Revenue attributable to consolidated investment entities	53	45	150	132
Total net revenues per consolidated statements of operations	$4,397	$3,925	$12,763	$11,543
(1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2024 and 2023 in each segment as follows: Advice & Wealth Management ($237 million and $217 million, respectively); Asset Management ($24 million and $21 million, respectively); Retirement & Protection Solutions ($113 million and $104 million, respectively); and Corporate & Other ($(7) million and $(5) million, respectively).
(2) Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2024 and 2023 in each segment as follows: Advice & Wealth Management ($698 million and $629 million, respectively); Asset Management ($71 million and $57 million, respectively); Retirement & Protection Solutions ($327 million and $310 million, respectively); and Corporate & Other ($(21) million and $(12) million, respectively).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
			(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$826	$729	$2,410	$2,153
Asset Management	245	199	669	526
Retirement & Protection Solutions	118	100	513	483
Corporate & Other	(143)	(72)	(351)	(206)
Total segment adjusted operating earnings	1,046	956	3,241	2,956
Adjustments:
Net realized investment gains (losses)	(6)	(38)	(9)	(32)
Market impact on non-traditional long-duration products	(402)	211	(322)	(137)
Mean reversion related impacts	1	—	1	—
Integration/restructuring charges	—	(12)	—	(47)
Net income (loss) attributable to consolidated investment entities	6	—	4	—
Pretax income per consolidated statements of operations	$645	$1,117	$2,915	$2,740

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
Overview
Ameriprise Financial is a diversified financial services company with a 130-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.5 trillion in assets under management and administration as of September 30, 2024. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
In the third quarter, we conducted our annual review of life insurance, annuity and long term care (“LTC”) valuation assumptions relative to current experience and management expectations including modeling changes. These annual assumption updates are collectively referred to as unlocking throughout this document. See our Consolidated and Segment Results of Operations sections for the pretax impacts on our revenues and expenses attributable to unlocking.
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

Index
AMERIPRISE FINANCIAL, INC.
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
The following table reconciles our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net income (loss)	$2,330	$2,179	$22.53	$20.08
Less Adjustments:
Net realized investment gains (losses) (1)	(9)	(32)	(0.09)	(0.29)
Market impact on non-traditional long-duration products (1)	(322)	(137)	(3.11)	(1.27)
Mean reversion related impacts (1)	1	—	0.01	—
Integration/restructuring charges (1)	—	(47)	—	(0.43)
Net income (loss) attributable to CIEs	3	—	0.03	—
Tax effect of adjustments (2)	69	45	0.66	0.41
Adjusted operating earnings	$2,588	$2,350	$25.03	$21.66

Weighted average common shares outstanding:
Basic	101.6	106.4
Diluted	103.4	108.5
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

Index
AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended September 30,
	2024	2023
	(in millions)
Net income	$2,707	$2,828
Less: Adjustments (1)	(642)	(254)
Adjusted operating earnings	3,349	3,082

Total Ameriprise Financial, Inc. shareholders’ equity	4,828	3,894
Less: AOCI, net of tax	(1,926)	(2,477)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,754	6,371
Less: Equity impacts attributable to CIEs	(3)	(3)
Adjusted operating equity	$6,757	$6,374

Return on equity, excluding AOCI	40.1%	44.4%
Adjusted operating return on equity, excluding AOCI (2)	49.6%	48.4%
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
The following table reconciles GAAP total equity to Available Capital for Capital Adequacy:

	September 30, 2024	December 31, 2023
	(in millions)
Ameriprise Financial, Inc. GAAP total equity	$5,715	$4,729
Less: AOCI	(1,101)	(1,766)
Ameriprise Financial, Inc. GAAP total equity, excluding AOCI	6,816	6,495
Less: RiverSource Life Insurance Company GAAP equity, excluding AOCI	1,658	1,851
Add: RiverSource Life Insurance Company statutory total adjusted capital	2,721	3,093
Less: Goodwill and intangibles	2,626	2,622
Add: Other adjustments	270	303
Available Capital for Capital Adequacy	$5,523	$5,418
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

Index
AMERIPRISE FINANCIAL, INC.
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
S&P 500
Daily average	5,546	4,456	24%	5,266	4,222	25%
Period end	5,762	4,288	34%	5,762	4,288	34%
Weighted Equity Index (“WEI”) (1)
Daily average	3,528	2,903	22%	3,369	2,779	21%
Period end	3,664	2,788	31%	3,664	2,788	31%
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
The following table presents detail regarding our AUM and AUA:

	September 30,		Change
	2024	2023
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$565.2	$440.7	$124.5	28%
Asset Management AUM	672.1	587.2	84.9	14
Corporate AUM	0.5	0.3	0.2	67
Eliminations	(45.9)	(37.8)	(8.1)	(21)
Total Assets Under Management	1,191.9	990.4	201.5	20
Total Assets Under Administration	314.2	242.4	71.8	30
Total AUM and AUA	$1,506.1	$1,232.8	$273.3	22%
Total AUM increased $201.5 billion, or 20%, to $1.2 trillion as of September 30, 2024 compared to $990.4 billion as of September 30, 2023 due to an $124.5 billion increase in Advice & Wealth Management AUM driven by equity market appreciation and wrap account net inflows, and a $84.9 billion increase in Asset Management AUM primarily driven by equity market appreciation, partially offset by net outflows. Total AUA increased $71.8 billion, or 30%, to $314.2 billion as of September 30, 2024 compared to the prior year period primarily driven by equity market appreciation and an increase in third-party money market funds and brokered CDs. See our segment results of operations discussion below for additional information on changes in our AUM.

Index
AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended September 30, 2024 and 2023
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$2,573	$2,287	$286	13%
Distribution fees	513	463	50	11
Net investment income	934	809	125	15
Premiums, policy and contract charges	409	390	19	5
Other revenues	131	127	4	3
Total revenues	4,560	4,076	484	12
Banking and deposit interest expense	163	151	12	8
Total net revenues	4,397	3,925	472	12
Expenses
Distribution expenses	1,539	1,297	242	19
Interest credited to fixed accounts	118	139	(21)	(15)
Benefits, claims, losses and settlement expenses	430	120	310	NM
Remeasurement (gains) losses of future policy benefit reserves	(22)	(12)	(10)	(83)
Change in fair value of market risk benefits	566	168	398	NM
Amortization of deferred acquisition costs	59	62	(3)	(5)
Interest and debt expense	87	84	3	4
General and administrative expense	975	950	25	3
Total expenses	3,752	2,808	944	34
Pretax income	645	1,117	(472)	(42)
Income tax provision	134	245	(111)	(45)
Net income	$511	$872	$(361)	(41)%
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income decreased $472 million, or 42%, for the three months ended September 30, 2024 compared to the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $402 million for the three months ended September 30, 2024 compared to a benefit of $211 million for the prior year period.
•An unfavorable impact from the cumulative impact of Asset Management net outflows.
•A favorable impact from the trend in rising investment portfolio yields, along with higher balances in Ameriprise Bank, FSB (“Ameriprise Bank”) customer deposits and structured variable annuities (“SVA”) products.
•A favorable impact from higher average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, increased 22% in the three months ended September 30, 2024 compared to the prior year period. The average S&P 500 index was 24% higher in the quarter compared to the prior year period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the total pretax impacts on our revenues and expenses attributable to our annual assumption updates, referred to as unlocking, for the three months ended September 30:

Pretax Increase (Decrease)	2024	2023
	(in millions)
Premiums, policy and contract charges	$(4)	$1
Total revenues	(4)	1

Interest credited to fixed accounts	(10)	—
Benefits, claims, losses and settlement expenses	(4)	(17)
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	4	(5)
Unlocking impact, excluding LTC	(24)	(6)
Total remeasurement (gains) losses of future policy benefit reserves	(20)	(11)
Change in fair value of market risk benefits	107	128
Total expenses	73	100
Pretax income (loss) (1)	$(77)	$(99)
(1) Includes a $17 million net benefit related to model changes associated with the market impact on indexed universal life and SVA embedded derivatives for the three months ended September 30, 2024, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking.
The primary driver of the unlocking impact was lowered surrender assumptions on variable annuities with living benefits resulting in an expense for the three months ended September 30, 2024, partially offset by the updated claims incident rates on disability insurance. The primary driver of the unlocking impact was lowered surrender assumptions on variable annuities with living benefits resulting in an expense for the three months ended September 30, 2023.
Net Revenues
Management and financial advice fees increased $286 million, or 13%, for the three months ended September 30, 2024 compared to the prior year period reflecting market appreciation and wrap account net inflows, partially offset by the cumulative impact of Asset Management net outflows.
Distribution fees increased $50 million, or 11%, for the three months ended September 30, 2024 compared to the prior year period primarily due to higher transactional activity and market appreciation, partially offset by $26 million of lower fees on off-balance sheet brokerage cash.
Net investment income increased $125 million, or 15%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting the following items:
•The favorable impact of growth in Ameriprise Bank customer deposits and SVA products.
•The favorable impact of the trend in rising investment portfolio yields.
Banking and deposit interest expense increased $12 million, or 8%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting higher average crediting rates on certificates and Ameriprise Bank cash deposits.
Expenses
Distribution expenses increased $242 million, or 19%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting higher market appreciation and higher transactional activity.
Interest credited to fixed accounts decreased $21 million, or 15%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $20 million decrease in expense from other market impacts on indexed universal life (“IUL”) benefits, net of hedges, which was a benefit of $35 million for the three months ended September 30, 2024 compared to a benefit of $15 million for the prior year period. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected model changes and lower option costs due to a lower new money rate, offset by less discounting due to lower Treasury rates.
•A $3 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $5 million for the three months ended September 30, 2024 compared to an unfavorable impact of $2 million for the prior year period.
Benefits, claims, losses and settlement expenses increased $310 million, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting a $221 million increase in expense from market impacts on SVA embedded derivative, net of

Index
AMERIPRISE FINANCIAL, INC.
hedges in place to offset those risks. This increase was primarily the result of an unfavorable $683 million change in the market impact on SVA embedded derivative and a favorable $464 million change in the market impact on derivatives hedging the SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in an expense for the three months ended September 30, 2024 compared to a benefit in the prior year period. The increase in expense also reflects the impact of increased volume in SVAs and the impact of higher sales of life contingent payout annuities.
Change in fair value of market risk benefits increased $398 million, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $401 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This increase was the result of an unfavorable $983 million change in the market impact on variable annuity guaranteed benefits reserves, partially offset by a favorable $595 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended September 30, 2024 compared to an expense in the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended September 30, 2024 compared to a benefit in the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended September 30, 2024 compared to an expense in the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a higher net expense for the three months ended September 30, 2024 compared to the prior year period.
General and administrative expense increased $25 million, or 3%, for the three months ended September 30, 2024 compared to the prior year period primarily due to $17 million of higher severance expense, expenses to accelerate our transition to cloud-based technology, higher compensation accruals related to strong performance and the mark-to-market impacts on share-based compensation, partially offset by our continued focus on operational efficiency and effectiveness and a $20 million accrual for a regulatory matter relating to electronic communication recordkeeping requirements in the prior year period.
Income Taxes
Our effective tax rate was 20.7% for the three months ended September 30, 2024 compared to 21.8% for the prior year period. The decrease in the effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to lower pretax income in the current period compared to the prior period and the related impact on tax preferred items, a decrease in unrecognized tax benefits, and a decrease in foreign taxes, partially offset by an increase in state income taxes, net of federal benefit. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended September 30, 2024 and 2023
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.

Index
AMERIPRISE FINANCIAL, INC.
 The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Advice & Wealth Management
Net revenues	$2,742	$2,407
Expenses	1,916	1,678
Adjusted operating earnings	$826	$729
Asset Management
Net revenues	$882	$826
Expenses	637	627
Adjusted operating earnings	$245	$199
Retirement & Protection Solutions
Net revenues	$973	$876
Expenses	855	776
Adjusted operating earnings	$118	$100
Corporate & Other
Net revenues	$115	$143
Expenses	258	215
Adjusted operating loss	$(143)	$(72)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to our annual assumption updates, referred to as unlocking, for the three months ended September 30:

Segment Pretax Operating Increase (Decrease)	2024		2023
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Premiums, policy and contract charges	$(5)	$—	$1	$—
Total revenues	(5)	—	1	—

Benefits, claims, losses and settlement expenses	4	—	(17)	—
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	—	4	—	(5)
Unlocking impact, excluding LTC	(24)	—	(6)	—
Total remeasurement (gains) losses of future policy benefit reserves	(24)	4	(6)	(5)
Change in fair value of market risk benefits	105	—	128	—
Total expenses	85	4	105	(5)
Pretax income (loss)	$(90)	$(4)	$(104)	$5

Index
AMERIPRISE FINANCIAL, INC.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2024	2023
	(in billions)
Beginning balance	$535.0	$454.7
Net flows	8.0	5.4
Market appreciation (depreciation) and other	26.1	(16.0)
Ending balance	$569.1	$444.1

Advisory wrap account assets ending balance (1)	$563.4	$439.3
Average advisory wrap account assets (2)	$541.7	$455.4
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended September 30, 2024 and 2023, which is reflective of our billing cycle.
Ending wrap account assets increased $34.1 billion, or 6%, to $569.1 billion during the three months ended September 30, 2024 due to net inflows of $8.0 billion and market appreciation of $26.1 billion. Average advisory wrap account assets increased $86.3 billion, or 19%, compared to the prior year period primarily reflecting market appreciation and net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$1,659	$1,424	$235	17%
Distribution fees	614	552	62	11
Net investment income	554	517	37	7
Other revenues	78	65	13	20
Total revenues	2,905	2,558	347	14
Banking and deposit interest expense	163	151	12	8
Total net revenues	2,742	2,407	335	14
Expenses
Distribution expenses	1,488	1,253	235	19
Interest and debt expense	9	6	3	50
General and administrative expense	419	419	—	—
Total expenses	1,916	1,678	238	14
Adjusted operating earnings	$826	$729	$97	13%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $97 million, or 13%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting higher average wrap account balances due to market appreciation and net inflows. Pretax adjusted operating margin was 30.1% for the three months ended September 30, 2024 compared to 30.3% for the prior year period.
Ameriprise Bank is continuing its deposit growth trend, with bank deposit balances increasing $0.8 billion from the prior year period to $21.7 billion. The daily average interest-bearing deposit balance increased to $21.5 billion for the three months ended September 30, 2024 compared to $20.9 billion for the prior year period with the average interest rate paid on deposits increasing to 0.46% for the three months ended September 30, 2024 from 0.40% for the prior year period. Profitability at the bank increased compared to the prior year period primarily reflecting growth in deposits. Ameriprise Certificate Company (“ACC”) client deposits decreased $0.6 billion from the prior year period to $12.0 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the three months ended September 30, 2024.

Index
AMERIPRISE FINANCIAL, INC.
Net Revenues
Management and financial advice fees increased $235 million, or 17%, for the three months ended September 30, 2024 compared to the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $86.3 billion, or 19%, compared to the prior year period primarily reflecting market appreciation and net inflows.
Distribution fees increased $62 million, or 11%, for the three months ended September 30, 2024 compared to the prior year period reflecting higher transactional activity and market appreciation, partially offset by $26 million of lower fees on off-balance sheet brokerage cash due to lower off-balance sheet brokerage cash balances and a lower average fee yield.
Net investment income, which excludes net realized investment gains or losses, increased $37 million, or 7%, for the three months ended September 30, 2024 compared to the prior year period primarily due to higher average invested assets due to growth in bank cash deposits and the favorable impact of increasing investment yields on the investment portfolios supporting the bank cash deposits and certificate products.
Expenses
Distribution expenses increased $235 million, or 19%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting market appreciation and higher transactional activity.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of September 30, 2024:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	40%	69%	78%	86%
Fixed Income	88%	71%	81%	95%
Asset Allocation	90%	57%	89%	90%

4- or 5-star Morningstar rated funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	118	73	87	103
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 89 Columbia funds rated (based on primary share class), 4 received a 5-star Overall Rating and 42 received a 4-star Overall Rating. Out of 139 Threadneedle funds rated (based on highest-rated share class), 21 received a 5-star Overall Rating and 51 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

The following table presents global managed assets by type:					Average (1)		Change
	As of September 30,		Change		Three Months Ended September 30,
	2024	2023			2024	2023
	(in billions)
Equity	$353.8	$299.1	$54.7	18%	$347.5	$313.9	$33.6	11%
Fixed income	243.5	214.9	28.6	13	235.8	222.8	13.0	6
Money market	21.7	22.7	(1.0)	(4)	22.2	22.6	(0.4)	(2)
Alternative	33.3	33.6	(0.3)	(1)	33.4	34.8	(1.4)	(4)
Hybrid and other	19.8	16.9	2.9	17	19.5	17.5	2.0	11
Total managed assets	$672.1	$587.2	$84.9	14%	$658.4	$611.6	$46.8	8%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended September 30,
	2024	2023
	(in billions)
Global Retail Funds
Beginning assets	$347.5	$327.4
Inflows	13.1	11.3
Outflows	(15.6)	(15.2)
Net VP/VIT fund flows	(1.7)	(1.3)
Net new flows	(4.2)	(5.2)
Reinvested dividends	1.5	1.3
Net flows	(2.7)	(3.9)
Distributions	(1.8)	(1.5)
Market appreciation (depreciation) and other	15.5	(8.5)
Foreign currency translation (1)	3.9	(3.3)
Total ending assets	362.4	310.2

Global Institutional
Beginning assets	294.4	289.2
Inflows (2)	8.2	8.5
Outflows (2)	(9.1)	(8.8)
Net flows	(0.9)	(0.3)
Market appreciation (depreciation) and other (3)	7.8	(4.6)
Foreign currency translation (1)	8.4	(7.3)
Total ending assets	309.7	277.0
Total managed assets	$672.1	$587.2

Total net flows	$(3.6)	$(4.2)

Legacy insurance partners net flows (4)	$(0.9)	$(0.9)
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
Total segment AUM increased $30.2 billion, or 5%, during the three months ended September 30, 2024 primarily due to market appreciation and a favorable foreign exchange impact, partially offset by net outflows. Model delivery assets under advisement net inflows were $1.2 billion for the three months ended September 30, 2024 compared to $0.2 billion for the prior year period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$760	$717	$43	6%
Distribution fees	98	92	6	7
Net investment income	17	10	7	70
Other revenues	7	7	—	—
Total revenues	882	826	56	7
Banking and deposit interest expense	—	—	—	—
Total net revenues	882	826	56	7
Expenses
Distribution expenses	250	234	16	7
Amortization of deferred acquisition costs	2	1	1	NM
Interest and debt expense	2	2	—	—
General and administrative expense	383	390	(7)	(2)
Total expenses	637	627	10	2
Adjusted operating earnings	$245	$199	$46	23%
NM Not Meaningful - variance equal to or greater than 100%.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $46 million, or 23%, for the three months ended September 30, 2024 compared to the prior year period primarily due to equity market appreciation and the positive impact from expense management actions, partially offset by the cumulative impact from net outflows.
Net Revenues
Management and financial advice fees increased $43 million, or 6%, for the three months ended September 30, 2024 compared to the prior year period primarily due to higher average equity markets, partially offset by the cumulative impact from net outflows.
Distribution fees increased $6 million, or 7%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting market appreciation, partially offset by the cumulative impact from net outflows.
Expenses
Distribution expenses increased $16 million, or 7%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting market appreciation, partially offset by the cumulative impact from net outflows.
General and administrative expense decreased $7 million, or 2%, for the three months ended September 30, 2024 compared to the prior year period reflecting the initial benefits from our initiatives to enhance operational efficiency and effectiveness.

Index
AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$196	$186	$10	5%
Distribution fees	106	101	5	5
Net investment income	281	215	66	31
Premiums, policy and contract charges	388	372	16	4
Other revenues	2	2	—	—
Total revenues	973	876	97	11
Banking and deposit interest expense	—	—	—	—
Total net revenues	973	876	97	11
Expenses
Distribution expenses	131	117	14	12
Interest credited to fixed accounts	92	94	(2)	(2)
Benefits, claims, losses and settlement expenses	253	168	85	51
Remeasurement (gains) losses of future policy benefit reserves	(25)	(10)	(15)	NM
Change in fair value of market risk benefits	257	259	(2)	(1)
Amortization of deferred acquisition costs	57	57	—	—
Interest and debt expense	11	12	(1)	(8)
General and administrative expense	79	79	—	—
Total expenses	855	776	79	10
Adjusted operating earnings	$118	$100	$18	18%
NM Not Meaningful - variance equal to or greater than 100%.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $18 million, or 18%, for the three months ended September 30, 2024 compared to prior year period primarily reflecting higher investment portfolio yields and market appreciation, partially offset by higher expenses associated with increased sales.
Variable annuity account balances increased 17% to $87.7 billion as of September 30, 2024 compared to the prior year period due to market appreciation, partially offset by net outflows of $3.5 billion. Variable annuity sales increased 13% compared to the prior year period primarily reflecting an increase in sales of SVAs. Account values with living benefit riders declined to 51% as of September 30, 2024 compared to 55% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, increased $66 million, or 31%, for the three months ended September 30, 2024 compared to the prior year period primarily due to higher investment portfolio yields from investment portfolio repositioning and increased SVA balances.
Expenses
Distribution expenses increased $14 million, or 12%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting market appreciation and higher sales of SVAs.
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $85 million, or 51%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting increased volume in SVAs.

Index
AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2024	2023
	(in millions)
Revenues
Distribution fees	$—	$1	$(1)	NM
Net investment income	53	71	(18)	(25)%
Premiums, policy and contract charges	24	25	(1)	(4)
Other revenues	45	52	(7)	(13)
Total revenues	122	149	(27)	(18)
Banking and deposit interest expense	7	6	1	17
Total net revenues	115	143	(28)	(20)
Expenses
Distribution expenses	(3)	(3)	—	—
Interest credited to fixed accounts	55	59	(4)	(7)
Benefits, claims, losses and settlement expenses	56	59	(3)	(5)
Remeasurement (gains) losses of future policy benefit reserves	3	(2)	5	NM
Amortization of deferred acquisition costs	—	4	(4)	NM
Interest and debt expense	32	28	4	14
General and administrative expense	115	70	45	64
Total expenses	258	215	43	20
Adjusted operating loss	$(143)	$(72)	$(71)	(99)%
NM Not Meaningful - variance equal to or greater than 100%.
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $71 million for the three months ended September 30, 2024 compared to the prior year period.
LTC insurance had a pretax adjusted operating earnings of $9 million for the three months ended September 30, 2024 compared to pretax adjusted operating earnings of $10 million for the prior year period primarily reflecting an unfavorable unlocking impact in the current period, along with a favorable impact in the prior year period, offset by improved claims experience and the benefit of investment portfolio repositioning and higher interest rates on cash positions compared to the prior year period.
The FA business had a pretax adjusted operating loss of $7 million for the three months ended September 30, 2024 compared to a pretax adjusted operating loss of $8 million for the prior year period. Fixed deferred annuity account balances declined 11% to $5.8 billion as of September 30, 2024 compared to the prior year period as policies continue to lapse and we previously discontinued new sales of fixed deferred annuities.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, integration and restructuring charges, and the impact of consolidating CIEs, decreased $18 million, or 25%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting adjustments and updates made in the fourth quarter of 2023 to the allocation of investment income across business segments that reflected increased market volatility and the interest rate environment.

Index
AMERIPRISE FINANCIAL, INC.
Expenses
General and administrative expense increased $45 million, or 64%, for the three months ended September 30, 2024 compared to the prior year period primarily reflecting $17 million of higher severance expenses associated with our initiatives to enhance operational efficiency and effectiveness, as well as $22 million of expenses to accelerate our transition to cloud-based technology, higher compensation accruals related to strong performance and the mark-to-market impacts on share-based compensation.
Consolidated Results of Operations for the Nine Months Ended September 30, 2024 and 2023
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$7,428	$6,623	$805	12%
Distribution fees	1,524	1,462	62	4
Net investment income	2,756	2,318	438	19
Premiums, policy and contract charges	1,180	1,135	45	4
Other revenues	389	390	(1)	—
Total revenues	13,277	11,928	1,349	11
Banking and deposit interest expense	514	385	129	34
Total net revenues	12,763	11,543	1,220	11
Expenses
Distribution expenses	4,408	3,771	637	17
Interest credited to fixed accounts	435	464	(29)	(6)
Benefits, claims, losses and settlement expenses	1,056	748	308	41
Remeasurement (gains) losses of future policy benefit reserves	(34)	(17)	(17)	NM
Change in fair value of market risk benefits	658	558	100	18
Amortization of deferred acquisition costs	181	185	(4)	(2)
Interest and debt expense	252	240	12	5
General and administrative expense	2,892	2,854	38	1
Total expenses	9,848	8,803	1,045	12
Pretax income	2,915	2,740	175	6
Income tax provision	585	561	24	4
Net income	$2,330	$2,179	$151	7%
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income increased $175 million, or 6%, for the nine months ended September 30, 2024 compared to the prior year period.
•A favorable impact from higher average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, increased 21% in the nine months ended September 30, 2024 compared to the prior year period. The average S&P 500 index was 25% higher in the nine months ended September 30, 2024 compared to the prior year period.
•A favorable impact from the trend in rising investment portfolio yields, along with higher average balances in Ameriprise Bank customer deposits, certificate and SVA products.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $322 million for the nine months ended September 30, 2024 compared to an expense of $137 million for the prior year period.
•An unfavorable impact from the cumulative impact of Asset Management net outflows.
See our Consolidated Results of Operations for the three months ended September 30, 2024 and 2023 for a table and discussion of total pretax impacts on our revenues and expenses attributable to unlocking.

Index
AMERIPRISE FINANCIAL, INC.
Net Revenues
Management and financial advice fees increased $805 million, or 12%, for the nine months ended September 30, 2024 compared to the prior year period reflecting market appreciation and continued wrap account net inflows, partially offset by the cumulative impact of Asset Management net outflows.
Distribution fees increased $62 million, or 4%, for the nine months ended September 30, 2024 compared to the prior year period due to market appreciation and strong transactional activity, partially offset by $146 million of lower fees on off-balance sheet brokerage cash.
Net investment income increased $438 million, or 19%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting:
•The favorable impact of growth in Ameriprise Bank customer deposits and SVA products, along with higher average certificate balances.
•The favorable impact of the trend in rising investment portfolio yields.
Premiums, policy and contract charges increased $45 million, or 4%, for the nine months ended September 30, 2024 compared to the prior year period due to higher sales of life contingent payout annuities.
Banking and deposit interest expense increased $129 million, or 34%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and Ameriprise Bank cash deposits.
Expenses
Distribution expenses increased $637 million, or 17%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as continued investments in recruiting experienced advisors.
Interest credited to fixed accounts decreased $29 million, or 6%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $39 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $23 million for the nine months ended September 30, 2024 compared to an expense of $16 million for the prior year period. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected model changes and more discounting due to higher Treasury rates, partially offset by higher option costs due to a higher option budget.
•A $23 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $17 million for the nine months ended September 30, 2024 compared to a favorable impact of $6 million for the prior year period.
Benefits, claims, losses and settlement expenses increased $308 million, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting a $130 million increase in expense from market impacts on SVA embedded derivative, net of hedges in place to offset those risks. This increase was primarily the result of a favorable $804 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $916 million change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in a higher expense for the nine months ended September 30, 2024 compared to the prior year period. This increase also reflects the impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Change in fair value of market risk benefits increased $100 million, or 18%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $69 million increase in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This increase was the result of an unfavorable $437 million change in the market impact on variable annuity guaranteed benefits reserves and a favorable $392 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for the nine months ended September 30, 2024 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the nine months ended September 30, 2024 compared to a benefit for the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the nine months ended September 30, 2024 compared to the prior year period.

Index
AMERIPRISE FINANCIAL, INC.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the nine months ended September 30, 2024 compared to the prior year period.
General and administrative expense increased $38 million, or 1%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting $44 million of higher severance expenses, higher volume related expenses and investments for business growth, partially offset by ongoing benefits from our initiatives to enhance operational efficiency and effectiveness, as well as a $20 million accrual for a regulatory matter relating to electronic communication recordkeeping requirements and integration related expenses in the prior year period.
Income Taxes
Our effective tax rate was 20.0% for the nine months ended September 30, 2024 compared to 20.5% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Nine Months Ended September 30, 2024 and 2023
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Advice & Wealth Management
Net revenues	$7,946	$7,015
Expenses	5,536	4,862
Adjusted operating earnings	$2,410	$2,153
Asset Management
Net revenues	$2,585	$2,433
Expenses	1,916	1,907
Adjusted operating earnings	$669	$526
Retirement & Protection Solutions
Net revenues	$2,813	$2,558
Expenses	2,300	2,075
Adjusted operating earnings	$513	$483
Corporate & Other
Net revenues	$347	$417
Expenses	698	623
Adjusted operating loss	$(351)	$(206)
See our Results of Operations by Segment for the three months ended September 30, 2024 and 2023 for a table of segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2024	2023
	(in billions)
Beginning balance	$488.2	$412.1
Net flows	22.0	17.3
Market appreciation (depreciation) and other	58.9	14.7
Ending balance	$569.1	$444.1

Advisory wrap account assets ending balance (1)	$563.4	$439.3
Average advisory wrap account assets (2)	$515.1	$435.6
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the nine months ended September 30, 2024 and 2023, which is reflective of our billing cycle.

Index
AMERIPRISE FINANCIAL, INC.
Ending wrap account assets increased $80.9 billion, or 17%, to $569.1 billion during the nine months ended September 30, 2024 due to market appreciation and other of $58.9 billion and net inflows of $22.0 billion. Average advisory wrap account assets increased $79.5 billion, or 18%, compared to the prior year period reflecting market appreciation and net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$4,739	$4,077	$662	16%
Distribution fees	1,820	1,714	106	6
Net investment income	1,674	1,409	265	19
Other revenues	227	200	27	14
Total revenues	8,460	7,400	1,060	14
Banking and deposit interest expense	514	385	129	34
Total net revenues	7,946	7,015	931	13
Expenses
Distribution expenses	4,260	3,622	638	18
Interest and debt expense	28	19	9	47
General and administrative expense	1,248	1,221	27	2
Total expenses	5,536	4,862	674	14
Adjusted operating earnings	$2,410	$2,153	$257	12%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $257 million, or 12%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting market appreciation, higher average short-term interest rates and higher average bank cash deposits and certificate balances along with the cumulative impact of client net flows. Pretax adjusted operating margin was 30.3% for the nine months ended September 30, 2024 compared to 30.7% for the prior year period.
Ameriprise Bank is continuing its deposit growth trend, with bank deposit balances increasing $0.8 billion from the prior year period to $21.7 billion. The daily average interest-bearing deposit balance increased to $21.4 billion for the nine months ended September 30, 2024 compared to $20.1 billion for the prior year period with the average interest rate paid on deposits increasing to 0.44% for the nine months ended September 30, 2024 from 0.38% for the prior year period. Profitability at the bank increased compared to the prior year period primarily reflecting increased interest rates along with growth in deposits. ACC client deposits decreased $0.6 billion from the prior year period to $12.0 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the nine months ended September 30, 2024.
Net Revenues
Management and financial advice fees increased $662 million, or 16%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to higher average wrap account assets. Average advisory wrap account assets increased $79.5 billion, or 18%, compared to the prior year period reflecting market appreciation and net inflows.
Distribution fees increased $106 million, or 6%, for the nine months ended September 30, 2024 compared to the prior year period reflecting strong transactional activity, partially offset by $146 million of lower fees on off-balance sheet brokerage cash due to lower off-balance sheet brokerage cash balances and a lower average fee yield.
Net investment income, which excludes net realized investment gains or losses, increased $265 million, or 19%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to higher average invested assets due to increased bank and certificate deposits and the favorable impact of increasing investment yields on the investment portfolios supporting the bank cash deposits and certificate products.
Banking and deposit interest expense increased $129 million, or 34%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting higher average crediting rates and higher average balances on certificates and bank cash deposits.
Expenses
Distribution expenses increased $638 million, or 18%, for the nine months ended September 30, 2024 compared to the prior year period reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as continued investments in recruiting experienced advisors.

Index
AMERIPRISE FINANCIAL, INC.
General and administrative expense increased $27 million, or 2%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to higher volume related expenses and investments for business growth, partially offset by a $20 million accrual for a regulatory matter relating to electronic communication recordkeeping requirements in the prior year period.
Asset Management

The following table presents global managed assets by type:					Average (1)		Change
	As of September 30,		Change		Nine Months Ended September 30,
	2024	2023			2024	2023
	(in billions)
Equity	$353.8	$299.1	$54.7	18%	$337.5	$310.3	$27.2	9%
Fixed income	243.5	214.9	28.6	13	233.7	220.7	13.0	6
Money market	21.7	22.7	(1.0)	(4)	22.5	22.6	(0.1)	—
Alternative	33.3	33.6	(0.3)	(1)	33.2	34.8	(1.6)	(5)
Hybrid and other	19.8	16.9	2.9	17	18.9	17.2	1.7	10
Total managed assets	$672.1	$587.2	$84.9	14%	$645.8	$605.6	$40.2	7%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Nine Months Ended September 30,
	2024	2023
	(in billions)
Global Retail Funds
Beginning assets	$334.9	$309.3
Inflows	39.7	34.9
Outflows	(50.6)	(47.9)
Net VP/VIT fund flows	(4.9)	(3.7)
Net new flows	(15.8)	(16.7)
Reinvested dividends	4.3	3.4
Net flows	(11.5)	(13.3)
Distributions	(5.1)	(4.1)
Market appreciation (depreciation) and other	40.8	17.5
Foreign currency translation (1)	3.3	0.8
Total ending assets	362.4	310.2

Global Institutional
Beginning assets	302.0	274.7
Inflows (2)	27.8	32.9
Outflows (2)	(37.6)	(31.6)
Net flows	(9.8)	1.3
Market appreciation (depreciation) and other (3)	10.5	(0.1)
Foreign currency translation (1)	7.0	1.1
Total ending assets	309.7	277.0

Total managed assets	$672.1	$587.2
Total net flows	$(21.3)	$(12.0)

Legacy insurance partners net flows (4)	$(10.8)	$(3.1)
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

Index
AMERIPRISE FINANCIAL, INC.
Total segment AUM increased $35.2 billion, or 6%, during the nine months ended September 30, 2024 primarily due to equity market appreciation, partially offset by net outflows. Net outflows were $21.3 billion for the nine months ended September 30, 2024 and included an $8.0 billion asset transfer related to a legacy insurance partner. Model delivery assets under advisement net inflows were $2.4 billion for the nine months ended September 30, 2024 compared to $0.5 billion for the prior year period.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$2,240	$2,110	$130	6%
Distribution fees	289	272	17	6
Net investment income	40	29	11	38
Other revenues	16	22	(6)	(27)
Total revenues	2,585	2,433	152	6
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,585	2,433	152	6
Expenses
Distribution expenses	736	697	39	6
Amortization of deferred acquisition costs	5	4	1	25
Interest and debt expense	5	5	—	—
General and administrative expense	1,170	1,201	(31)	(3)
Total expenses	1,916	1,907	9	—
Adjusted operating earnings	$669	$526	$143	27%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $143 million, or 27%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to equity market appreciation and the positive impact from expense management actions, partially offset by the cumulative impact from net outflows.
Net Revenues
Management and financial advice fees increased $130 million, or 6%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to equity market appreciation, partially offset by the cumulative impact from net outflows.
Distribution fees increased $17 million, or 6%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to market appreciation.
Expenses
Distribution expenses increased $39 million, or 6%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to market appreciation, partially offset by the cumulative impact from net outflows.
General and administrative expense decreased $31 million, or 3%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting the initial benefits from our initiatives to enhance operational efficiency and effectiveness.

Index
AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$574	$554	$20	4%
Distribution fees	314	298	16	5
Net investment income	790	613	177	29
Premiums, policy and contract charges	1,129	1,086	43	4
Other revenues	6	7	(1)	(14)
Total revenues	2,813	2,558	255	10
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,813	2,558	255	10
Expenses
Distribution expenses	384	347	37	11
Interest credited to fixed accounts	276	276	—	—
Benefits, claims, losses and settlement expenses	703	518	185	36
Remeasurement (gains) losses of future policy benefit reserves	(32)	(17)	(15)	(88)
Change in fair value of market risk benefits	528	497	31	6
Amortization of deferred acquisition costs	171	172	(1)	(1)
Interest and debt expense	35	37	(2)	(5)
General and administrative expense	235	245	(10)	(4)
Total expenses	2,300	2,075	225	11
Adjusted operating earnings	$513	$483	$30	6%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $30 million, or 6%, for the nine months ended September 30, 2024 compared to the prior year period, primarily reflecting higher investment portfolio yields and market appreciation, partially offset by higher expenses associated with increased sales.
Net Revenues
Management and financial advice fees increased $20 million, or 4%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to market appreciation, partially offset by the impact from variable annuity net outflows.
Distribution fees increased $16 million, or 5%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to market appreciation.
Net investment income, which excludes net realized investment gains or losses, increased $177 million, or 29%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to higher investment portfolio yields from investment portfolio repositioning and increased SVA balances.
Premiums, policy and contract charges increased $43 million, or 4%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Expenses
Distribution expenses increased $37 million, or 11%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting market appreciation and higher sales of SVAs.
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $185 million, or 36%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting the impact of higher sales of life contingent payout annuities and increased volume in SVAs.

Index
AMERIPRISE FINANCIAL, INC.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), increased $31 million, or 6%, for the nine months ended September 30, 2024 compared to the prior year period reflecting market appreciation on contractual fees.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2024	2023
	(in millions)
Revenues
Distribution fees	$—	$1	$(1)	NM
Net investment income	158	198	(40)	(20)%
Premiums, policy and contract charges	70	72	(2)	(3)
Other revenues	141	159	(18)	(11)
Total revenues	369	430	(61)	(14)
Banking and deposit interest expense	22	13	9	69
Total net revenues	347	417	(70)	(17)
Expenses
Distribution expenses	(7)	(7)	—	—
Interest credited to fixed accounts	164	177	(13)	(7)
Benefits, claims, losses and settlement expenses	166	175	(9)	(5)
Remeasurement (gains) losses of future policy benefit reserves	(2)	—	(2)	—
Amortization of deferred acquisition costs	5	9	(4)	(44)
Interest and debt expense	83	75	8	11
General and administrative expense	289	194	95	49
Total expenses	698	623	75	12
Adjusted operating loss	$(351)	$(206)	$(145)	(70)%
NM Not Meaningful - variance equal to or greater than 100%.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $145 million, or 70%, for the nine months ended September 30, 2024 compared to the prior year period.
LTC insurance had pretax adjusted operating earnings of $37 million for the nine months ended September 30, 2024 compared to pretax adjusted operating earnings of $19 million for the prior year period primarily reflecting improved claims experience and the benefit of investment portfolio repositioning and higher interest rates on cash positions compared to the prior year period.
The FA business had a pretax adjusted operating loss of $21 million for the nine months ended September 30, 2024 compared to a pretax adjusted operating loss of $22 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $40 million, or 20%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to a $12 million benefit in our affordable housing partnerships in the prior year period, as well as adjustments and updates made in the fourth quarter of 2023 to the allocation of investment income across business segments that reflected increased market volatility and the interest rate environment.
Other revenues decreased $18 million, or 11%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.

Index
AMERIPRISE FINANCIAL, INC.
Expenses
General and administrative expense, which excludes integration and restructuring charges, increased $95 million, or 49%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting $44 million of higher severance expenses associated with our initiatives to enhance operational efficiency and effectiveness as well as a lease write-down.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of September 30, 2024. As our estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $639 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2024 credit spreads.
Liquidity and Capital Resources
Overview
As of September 30, 2024 and December 31, 2023, we had Available Capital for Capital Adequacy of $5.5 billion and $5.4 billion, respectively. Available Capital for Capital Adequacy best reflects the available capital resources of our core operations.
We maintained substantial liquidity during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, we had $10.6 billion and $7.5 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
As of September 30, 2024 and December 31, 2023, the parent company had $1.4 billion and $544 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage backed securities. Additional sources of liquidity at the parent company include a line of credit with an affiliate up to $714 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of September 30, 2024 was $2.6 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2024, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remained in compliance with all such covenants at September 30, 2024.
In addition, we have access to collateralized borrowings, which may include repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of September 30, 2024 and December 31, 2023, we had $8.5 billion and $8.6 billion, respectively, of estimated borrowing capacity under the FHLB facilities, of which $201 million was outstanding as of both September 30, 2024 and December 31, 2023, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities. In addition, Ameriprise Bank maintains access to borrowings from the Federal Reserve which are collateralized with residential mortgage backed securities, commercial mortgage backed securities and corporate debt securities. As of September 30, 2024 and December 31, 2023, we estimated $11.9 billion and $12.3 billion, respectively, of borrowing capacity from the Federal Reserve in addition to the FHLB capacity and there were no outstanding obligations.

Index
AMERIPRISE FINANCIAL, INC.
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
On August 16, 2022, federal legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax (“CAMT”) and the share repurchase excise tax. Both the CAMT and share repurchase tax were effective beginning in 2023. We are an applicable corporation required to compute CAMT; and, based on current estimates, we recorded a CAMT liability for 2024. The U.S. Department of the Treasury issued proposed CAMT regulations in the current quarter. The proposed regulations are subject to public review and comment prior to finalizing. The Company is evaluating the potential impact of the proposed regulations. We are a covered corporation subject to the 1% excise tax on the net shares repurchased. We have recorded in shareholders’ equity an estimate of the excise tax liability based on our interpretation of the current guidance. As additional guidance is issued related to the IRA, we will continue to evaluate any impact to our consolidated financial statements.
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

Index
AMERIPRISE FINANCIAL, INC.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions)
RiverSource Life (1)	$2,721	$3,093	N/A	$512
RiverSource Life of NY (1)	261	244	N/A	40
ACC (3)(4)	688	765	$639	717
TAM UK International Holdings Ltd. (5)	748	706	284	317
Ameriprise Bank (6)	1,736	1,715	1,174	1,153
AFS (2)(3)	189	101	#	#
Ameriprise Captive Insurance Company (2)	44	39	14	11
Ameriprise Trust Company (2)	71	62	51	45
AEIS (2)(3)	169	171	30	29
RiverSource Distributors, Inc. (2)(3)	18	13	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	18	17	#	#
N/A Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2024 and December 31, 2023.
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
During the nine months ended September 30, 2024, the parent holding company received cash dividends or a return of capital from its subsidiaries of $3.2 billion (including $525 million from Ameriprise Bank, $600 million from RiverSource Life and $1.2 billion from AMPF Holding, LLC) and contributed cash to its subsidiaries of $95 million. During the nine months ended September 30, 2023, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.3 billion (including $500 million from RiverSource Life and $1.1 billion from AMPF Holding, LLC) and contributed cash to its subsidiaries of $277 million.
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

Index
AMERIPRISE FINANCIAL, INC.
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $444 million and $427 million for the nine months ended September 30, 2024 and 2023, respectively. On October 23, 2024, we announced a quarterly dividend of $1.48 per common share. The dividend will be paid on November 15, 2024 to our shareholders of record at the close of business on November 4, 2024.
On July 24, 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. As of September 30, 2024, we had $1.5 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing excess capital, future free cash flow generation and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2024, we repurchased a total of 3.8 million shares of our common stock at an average price of $426.72 per share.
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
Operating Activities
Net cash provided by operating activities increased $3.7 billion to $6.2 billion for the nine months ended September 30, 2024 compared to $2.5 billion for the prior year period primarily reflecting earnings from our fee based business operations, net cash inflows in brokerage deposits, lower income taxes paid, and higher investment income.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and in recent quarters is significantly affected by the net flows of our face amount certificates and bank deposit activity.
Net cash provided by investing activities was $232 million for the nine months ended September 30, 2024 compared to net cash used in investing activities of $7.3 billion for the prior year period. The increase in net cash provided by investing activities primarily reflects a $4.5 billion increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, a $2.6 billion decrease in purchases of Available-for-Sale securities and a $1.1 billion increase in proceeds from sales of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities was $3.7 billion for the nine months ended September 30, 2024 compared to net cash provided by financing activities of $4.0 billion for the prior year period. The decrease in net cash provided by financing activities primarily reflects a $4.8 billion decrease in net cash flows from investment certificates and a $2.4 billion decrease in the change in banking deposits, net due to the strong growth in the prior year period.
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

Index
AMERIPRISE FINANCIAL, INC.
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

Index
AMERIPRISE FINANCIAL, INC.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2024:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(357)	$4	$(353)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(943)	749	(194)
Indexing feature for structured variable annuities	920	(917)	3
Total variable annuity and structured variable annuity benefits	(23)	(168)	(191)
IUL insurance	40	(45)	(5)
Total	$(340)	$(209)	$(549)	(2)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(63)	$—	$(63)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,294	(941)	353
Indexing feature for structured variable annuities	(12)	171	159
Total variable annuity and structured variable annuity benefits	1,282	(770)	512
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	44	—	44
Banking deposits	54	—	54
Brokerage client cash balances	41	—	41
Certificates	2	—	2
IUL insurance	14	1	15
Total	$1,374	$(769)	$605
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(353) million as of September 30, 2024.

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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $41.3 billion in Policyholder account balances, future policy benefits and claims as of September 30, 2024, $16.2 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. We would expect the recent decline in our portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2026 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.8 billion and 5.0%, respectively, as of September 30, 2024. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $23.0 billion and had a weighted average yield of 4.6% as of September 30, 2024. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2024 was approximately 5.4%.
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
See Note 8 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.

Index
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have not been any changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2024:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2024
Share repurchase program (1)	332,981	$435.81	332,981	$1,925,226,337
Employee transactions (2)	14,057	$439.67	N/A	N/A

August 1 to August 31, 2024
Share repurchase program (1)	557,315	$424.56	557,315	$1,688,610,136
Employee transactions (2)	36,522	$437.99	N/A	N/A

September 1 to September 30, 2024
Share repurchase program (1)	396,473	$457.10	396,473	$1,507,382,226
Employee transactions (2)	30,718	$460.10	N/A	N/A

Totals
Share repurchase program (1)	1,286,769	$437.50	1,286,769
Employee transactions (2)	81,297	$446.64	N/A
	1,368,066		1,286,769
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
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (iv) Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

Index
AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 1, 2024	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2024	By:	/s/ Dawn M. Brockman
Dawn M. Brockman
Senior Vice President and Controller
(Principal Accounting Officer)