Form 10-K
period 2024-12-31
AMERIPRISE FINANCIAL INC
filed 2025-02-20
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The aggregate market value, as of June 30, 2024, of voting shares held by non-affiliates of the registrant was approximately $42.0 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 7, 2025
Common Stock (par value $.01 per share)	96,118,499 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 30, 2025 (“Proxy Statement”).

Index
Ameriprise Financial, Inc.
FORM 10-K

Index
Ameriprise Financial, Inc.
PART I.
Item 1. Business
Overview
Ameriprise Financial, Inc. is a diversified financial services company with a 130-year history of providing solutions to help clients confidently achieve their financial objectives. Ameriprise Financial, Inc. is a holding company incorporated in Delaware that primarily engages in business through its subsidiaries. Accordingly, references to “Ameriprise,” “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
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
Wealth Management
Our wealth management business is the primary growth engine of Ameriprise with a significant market opportunity. We are in a compelling position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the United States (“U.S.”), the ongoing transition of baby boomers into retirement, as well as younger generations currently building their wealth and planning for retirement, continues to drive demand for financial advice and solutions. Our primary target market is households with $500,000 to $5,000,000 in investable assets. We are also well-suited to serve those outside this asset range as we also offer products and services designed for higher-net worth households.
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
Our branded advisor force is among the largest in the industry and is central to how we serve our clients. We support our advisors with an integrated technology platform, training, leadership and marketing programs to assist them in serving clients and growing their practices. Our nationally recognized brand, combined with these programs and other support, creates a compelling value proposition for financial advisors relative to the broader financial services industry. This is evidenced by our strong advisor retention and satisfaction and our ability to attract and retain experienced and productive advisors. We continuously invest in, develop, and refine capabilities and tools designed to maximize advisor productivity and client satisfaction.
We design products and services as solutions for clients’ cash and liquidity, asset accumulation, retirement, protection, income generation and disbursement and estate and wealth transfer needs. The financial solutions we offer through our advisors include our own products and services as well as other providers’ products. We distribute our life and disability income insurance, as well as annuity products, through our advisor channel under the RiverSource® brand.
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

We are positioned to grow our assets under management and advisement and strengthen our asset management offerings to existing and new clients. We benefit from key strategic relationships we have established and have a strong institutional presence. Our asset management capabilities are designed to address mature markets in the U.S. and Europe while expanding into new global and emerging markets. We have expanded beyond our traditional strengths in the U.S. and the United Kingdom (“U.K.”) to serve more clients and gather assets worldwide. We continue to pursue opportunities to leverage the collective capabilities of our global asset management business in order to enhance our investment solutions and to develop new solutions that are responsive to client demand in an increasingly complex and competitive marketplace.
History and Development
Our company has provided solutions to help clients confidently achieve their financial objectives for 130 years. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers. In 1983, our company was formed as a Delaware corporation in connection with American Express’ acquisition of IDS Financial Services from Alleghany Corporation. We changed our name to “American Express Financial Corporation” (“AEFC”) and began marketing our

Index
Ameriprise Financial, Inc.
products and services under the American Express brand in 1994. In 2005, AEFC spun off from American Express to form Ameriprise Financial, Inc.
We have grown both organically through the products and services we provide, as well as inorganically through strategic acquisitions. This has allowed us to significantly enhance the scale, performance, and product offerings of our brokerage, financial planning, managed accounts, retail mutual fund and institutional asset management businesses to best serve clients. Our acquisitions have included, among others, Threadneedle Asset Management Holdings, H&R Block Financial Advisors, Inc., J. & W. Seligman & Co. Incorporated, Columbia Management, Investment Professionals, Inc., and, most recently, BMO Financial Group’s European-based asset management business. Beyond traditional acquisitions, we pursue other strategies to grow our wealth management business such as experienced advisor recruiting, practice acquisitions, advisor loans, and partnerships with banks and credit unions.
Over the years, we have also sought to optimize the organizational structure in which we offer certain banking products. In May 2019, we converted Ameriprise National Trust Bank to Ameriprise Bank, FSB (“Ameriprise Bank”) to expand the products and services we provide directly to our clients. At that time, Ameriprise Financial became a savings and loan holding company subject to regulation, supervision and examination by the Board of Governors for the Federal Reserve System (“FRB”), and Ameriprise Financial elected to be classified as a financial holding company subject to applicable regulation under the Bank Holding Company Act of 1956, as amended.
Our Business Mix and Integrated Model
The financial results from the businesses underlying our go-to-market approaches are reflected in our operating segments:
•Advice & Wealth Management;
•Asset Management;
•Retirement & Protection Solutions; and
•Corporate & Other.

As a diversified financial services firm, we believe our ability to gather and retain assets is best measured by our aggregate assets under management and administration metric. As of December 31, 2024, we had $1.5 trillion in assets under management, administration, and advisement, compared to $1.4 trillion as of December 31, 2023. For a more detailed discussion of assets under management, administration, and advisement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

Index
Ameriprise Financial, Inc.
We continue to execute on our strategy to grow our Advice & Wealth Management business with complementary Asset Management and Retirement & Protection Solutions businesses. Our integrated model leverages key business linkages to drive growth and consistency across market cycles. The following chart shows our current business mix represented by the contributions of each segment to our pretax adjusted operating earnings (excluding Corporate & Other segment) as well as a historical comparison.
Our Principal Brands
Our diversified products and services are offered through our brands:

We use the Ameriprise Financial® brand as our enterprise brand, as well as the name of our advisor network and certain of our retail products and services.

Our global Columbia Threadneedle® and Columbia Threadneedle Investments® brands represent the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (including its subsidiaries, “Columbia Management”), other U.S.-based entities and Threadneedle. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through Columbia Threadneedle Investments UK International Limited, TAM UK International Holdings Limited and Ameriprise Asset Management Holdings Singapore (Pte.) Ltd. and their respective subsidiaries (collectively, “Threadneedle”).

We use our RiverSource® brand for our annuity and protection products issued by RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY” and, together with RiverSource Life, the “RiverSource Life companies” or “RiverSource”).

Our Segments - Advice & Wealth Management
We provide financial planning and advice, as well as full-service brokerage services, primarily to retail clients through our financial advisors. These services are centered on long-term, personal relationships between our advisors and our clients and focus on helping clients confidently achieve their financial goals. Our financial advisors provide a distinctive, holistic approach to financial planning and have access to a broad selection of both our and other providers’ products to help clients meet their financial needs and goals. Banking, lending, and cash management solutions help clients establish financial flexibility while planning for both short and long-term needs. As part of our goal-based approach to financial advice, our advisors help clients actively manage investing, saving and spending so they have a more complete financial picture.

Index
Ameriprise Financial, Inc.
A significant portion of revenues in this segment are fee-based and driven by the level of client assets, which is impacted by both market movements and net flows. We also earn revenue and income through other sources, including the following:
•We earn net investment income on owned assets from Ameriprise Certificate Company (“ACC”) and Ameriprise Bank, both wholly owned subsidiaries of Ameriprise.
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
•Discretionary and non-discretionary investment advisory accounts (also known as managed accounts) for which we receive fees based on the assets held in that account, as well as related fees or costs associated with the underlying securities held in that account.
•Brokerage products and services for retail and institutional clients.
•Cash management and banking products, including brokerage sweep programs, cash management accounts, savings accounts, residential mortgage loans, credit cards, margin loans and pledged asset lines of credit.
•Face-amount certificates through ACC.
•Mutual fund offerings from our Columbia funds as well as approximately 130 unaffiliated mutual fund families, representing approximately 2,125 mutual funds on our brokerage platform for which mutual fund families and other companies generally pay us a portion of the revenue generated from sales of those funds, administrative fees, and fees from the ongoing management attributable to our clients’ ownership in the fund.
•Insurance and annuities products from both RiverSource Life companies as well as third parties, and we receive a portion of the revenue generated from the sale of unaffiliated products and certain administrative fees.
Our Segments - Asset Management
Through Columbia Threadneedle, we provide investment management, advice and products to retail, high net worth and institutional clients on a global scale.
Columbia Management primarily provides products and services in the U.S. Threadneedle primarily provides products and services internationally.

Index
Ameriprise Financial, Inc.
Revenues in the Asset Management segment are primarily earned based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. As of December 31, 2024, our Asset Management segment had $681 billion in managed and advised assets.
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
Investment Management Capabilities and Products
Our investment management business has a presence in 16 key markets globally, including France, Germany, Luxembourg, the Netherlands, Singapore, the U.K. and the U.S.
Our investment management capabilities and products span a broad range of asset classes and investment styles to meet a variety of client needs with our $645 billion in assets under management diversified across geographies, strategies and clients as depicted in the graphic below.

Index
Ameriprise Financial, Inc.
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
•Non-U.S. retail focused funds through Columbia Threadneedle, which include different risk-return options across regions, markets, asset classes and product structures, including retail funds that are similar to U.S. mutual funds (such as Undertakings for the Collective Investment in Transferable Securities (“UCITS”) funds organized as Luxembourg-based investment companies with variable capital (“SICAVs”) and Irish and U.K. open-end investment companies (“OEICs”)). In addition, this also includes a range of listed Investment Trusts.
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
•Other separately managed accounts, including those offered through models that represent assets under advisement, for which we earn asset management fees based on model delivery assets under advisement.
•Management of owned assets such as assets held in the general account of our RiverSource Life companies, ACC and Ameriprise Bank.
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
•Collective funds and separately managed accounts sponsored by Ameriprise Trust Company (“ATC”), a wholly owned subsidiary, and offered to certain qualified institutional clients such as retirement, pension, and profit-sharing plans for which we receive management fees.
•Sub-advised accounts for certain U.S. and non-U.S. funds, private banking individually managed accounts, common trust funds, and other portfolios sponsored or advised by other firms for which we earn management fees and performance-based fees.
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
Our Segments - Retirement & Protection Solutions
RiverSource solutions are available within the Ameriprise client experience and Confident Retirement® approach. We offer clients annuities, life insurance and disability income insurance products to meet their needs or current stage in life—whether that is covering essentials, ensuring lifestyle, preparing for the unexpected or leaving a legacy. RiverSource seeks to partner with our advisors to address clients’ goals and long-term needs at a differentiated level and provide a strong risk profile.
Retirement Solutions
Through our advisors, we provide RiverSource annuity products to help clients address their asset accumulation and income goals. Our advisor network is the only distributor of new RiverSource annuity products, although our advisors offer fixed, variable, and structured annuities from selected unaffiliated insurers. As part of the continued evolution of the business model for our Retirement & Protection Solutions segment, we focus on the accumulation solutions clients want (such as the structured variable annuity, a registered index-linked annuity).
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

Index
Ameriprise Financial, Inc.
distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Protection Solutions
We provide life and disability income insurance products to address the protection and risk management needs of our retail clients. New RiverSource insurance products are exclusively offered through our advisor network. Our advisors also offer insurance products of unaffiliated carriers. The primary sources of revenues for our protection business are premiums, fees, and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and on capital supporting the business. We also receive fees based on the level of the RiverSource Life companies’ separate account assets supporting variable universal life investment options. The protection products earn intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for the protection products include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Products
We currently offer the following RiverSource Life products:
•Variable annuities that provide returns linked to underlying investments of the contractholder’s choice of certain funds, as well as additional benefits, such as guaranteed minimum death benefits (but without living benefits for new sales after mid-2022).
•Structured variable annuities that use the performance of an underlying equity market index to determine earnings, subject to either a cap or floor.
•Variable universal life insurance that provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.
•Universal life insurance that credits interest at fixed interest rates. Universal life insurance may also contain product features that credit interest at a rate linked to an underlying equity market index.
•Term life insurance that provides a death benefit, but does not accumulate cash value.
•Disability income insurance that provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability or at any suitable occupation for premium payments that are guaranteed not to change.
Our sales of RiverSource individual life insurance in 2024, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 96% variable universal life, 1% universal life and 3% term life.
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

Index
Ameriprise Financial, Inc.
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
Our closed block of LTC policies was sold on a guaranteed renewable basis which allows us to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage and benefit increase option. Premium rates are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income and profit. We develop our assumptions based on our own claims and persistency experience. In line with the market, we have pursued nationwide premium rate increases for many years and expect to continue to pursue rate increases over the next several years. In general, since very little of our LTC business is subject to rate stability regulation, we have historically followed a policy of pursuing smaller, more frequent increases in order to align policyholder and historic shareholder objectives but modified our approach in 2019 to seek larger increases as an additional method to manage our LTC business. We also provide policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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
Closed Block Fixed Annuities
In 2020, we discontinued new sales of fixed annuities and moved the Fixed Annuities and Fixed Indexed Annuities blocks to the Corporate & Other segment as a closed block. In this closed block, as of December 31, 2024, we have $5.7 billion of account value associated with our fixed annuities of which 89% has been ceded by RiverSource Life on a coinsurance basis to Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company (“Commonwealth”) under customary reinsurance arrangements with a comfort trust. For the ceded policies, RiverSource Life ceded 100% of the risk on a coinsurance basis.
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
Our Asset Management segment competes on a global basis against a substantial number of firms to acquire and retain managed and administered assets, including firms in the categories listed above. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, technology and service quality, brand recognition, reputation and the ability to attract and retain investment personnel. Furthermore, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles), client interest in funds with particular environmental, social, or governance practices, client or regulatory requirements on use of client commissions for research, and downward pressure on fees may present various challenges to our business and could cause clients to favor certain competitors. The impact of these factors on our business may vary from country to country and certain competitors may have competitive advantage in certain jurisdictions.
Competitors of our Retirement & Protection Solutions segment consist of both stock and mutual insurance companies. Competitive factors affecting the sale of variable annuity and insurance products include distribution capabilities, price, product features and innovation, hedging capability, investment performance, commission structure, reinsurance availability and pricing, perceived

Index
Ameriprise Financial, Inc.
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
To ensure our long-term success, we must continue to attract, retain, engage and develop a high-performing workforce. We are committed to providing an excellent employee and advisor experience for our global workforce. This includes approximately 13,600 employees, including our corporate employees and employee financial advisors. We have approximately 8,200 non-employee advisors who choose to affiliate with us through our franchise advisor group.
Leadership skills and development of all our employees are core to our culture and history. We continue to invest in the development of our leaders and employees with a comprehensive and modern learning strategy to help them grow and achieve their career potential at Ameriprise. We work closely with leaders to prioritize organizational stewardship, leadership excellence and operating effectiveness as we executed our business plans.
We continually invest in our human capital programs and capabilities to ensure a highly competitive employee value proposition. We seek to offer a comprehensive and competitive total rewards program that supports our employees in their overall financial and personal health and well-being. Our total rewards programs are designed to attract, retain, and motivate employees and align their pay outcomes to the achievement of the organization and business unit results, in addition to their individual performance. Weighing both individual goal achievement (the “what”) and leadership performance (the “how”) is critical to driving strong business results. We have a competitive total compensation approach that includes base salary, annual cash awards and long-term incentives, as well as a comprehensive benefits strategy for employees that focuses on physical, social, emotional and financial wellness. We have enhanced our employee value proposition and framework so that current and prospective employees better understand and appreciate the investments we make in them, including our culture, compensation and benefits, well-being, work environment and career development.
Our Board of Directors engages in these topics and annually reviews our senior executive succession plans and broader talent development approach in support of our corporate strategy, and frequently discusses human capital topics at its meetings. The Board and the Compensation and Benefits Committee are regularly updated on topics impacting our workforce and dedicate time to reviewing and discussing our company culture, talent development, retention and recruiting initiatives, and engagement survey feedback.
In 2024, our strong corporate culture yielded the following results:
•Our overall employee engagement remains strong at 84% favorable - exceeding external benchmarks with key strengths in the categories of integrity, leader effectiveness, respect, and client focus. Consistent with prior years, we had strong input with 93% of employees participating in the survey.
•We prioritize professional development, and in 2024, we introduced an enhanced learning curriculum to support leadership excellence across the firm. Over 90% of our global people leaders participated in these leadership development programs. In addition, we invested in a comprehensive modern learning platform for all employees to ensure they have access to relevant curriculum to help support their growth and career development, while still prioritizing our annual compliance training.
•In addition to recruiting talented professionals to join Ameriprise, we retained 95% of our high-performing employees.
•Within our advisor force, the retention rate among affiliated advisors who have been with us for more than 10 years remained strong at 94%.
•We have also continued to attract experienced, productive advisors, with 278 experienced advisors moving their practices to Ameriprise in 2024 and approximately 1,691 over the last 5 years.
Our vision is to continue to foster an inclusive culture where everyone at Ameriprise can belong, grow and contribute to realize their potential and deliver value for our clients, community and shareholders. We ensure employees and advisors understand the goals and needs of our diverse client base and deliver on our value proposition to meet those needs. And we provide the tools, resources and leadership to support them. Our global workforce is comprised of 40% women and, among our U.S. based employees, 22% are ethnically diverse. In our Inclusion Index from our employee engagement survey, we achieved a score of 84% in 2024, which exceeds the industry benchmark.

Index
Ameriprise Financial, Inc.
Our focus on fostering an inclusive culture is also reflected in the policies and practices that promote a safe, inclusive and respectful workplace. Our 13 global business resource networks, with over 23,000 employee engagements, are open to everyone and provide opportunities for connection, community and career development, supporting business growth.
In an evolving and highly competitive industry, we have continued to successfully execute on our strategy while delivering solid performance, reflecting the strength and resiliency of our values-based, inclusive culture and the effectiveness of our human capital strategy.
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
Regulation
Virtually all aspects of our business, including the activities of our parent company and subsidiaries, are subject to various federal, state, local and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory and law enforcement agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations are significant and increasing, and the consequences for failing to comply may include civil or criminal charges, fines, censure, the suspension of individual employees, restrictions on or prohibitions from engaging in certain lines of business (or in certain states or countries), revocation of certain registrations and reputational damage. We have made and expect to continue to make significant investments in our compliance and supervision processes, enhancing policies, procedures and oversight to monitor our compliance with the many legal and regulatory requirements applicable to our business.
We operate in a highly scrutinized regulatory environment that remains subject to change. Regulatory developments, both in and outside of the U.S., have resulted or are expected to result in greater regulatory oversight and internal compliance obligations for firms across the financial services industry. We expect the current U.S. administration will seek to implement a regulatory reform agenda that is significantly different from that of the previous administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal regulators and agencies. In addition, we continue to see enhanced legislative and regulatory interest regarding retirement investing and fiduciary initiatives, as well as environmental, social and governance (“ESG”) consideration and responsible investing; cybersecurity and resilience; the use of artificial intelligence; responsible information and data collection, storage and use; financial crime prevention; and privacy matters, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. For example, the enacted European Union (“EU”) Artificial Intelligence (“AI”) Act and proposed U.S. laws on AI are likely to influence how financial services firms design, build and deploy products and services incorporating AI, and process non-personal data. States in the U.S. and jurisdictions outside the U.S. continue to add new complexity to the patchwork of laws and regulations already in existence relating to privacy, cybersecurity, artificial intelligence and other areas, and we expect this to continue at the federal and state level. Similar complexity resulting from multiple standards exists for retirement investing where individual states and federal regulators continue to propose or enact their own rules. These legal and regulatory changes have impacted and may in the future impact how we are regulated and how we operate and govern our businesses.
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

Index
Ameriprise Financial, Inc.
Our financial advisors are representatives of a dual registrant, meaning it is registered both as an investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”) and as a broker-dealer. Our advisors are subject to various regulations that impact how they operate their practices, including those related to supervision, sales methods, trading practices, information security, record-keeping and financial reporting. In addition, because our independent contractor advisor platform is structured as a franchise system, we are also subject to Federal Trade Commission and state franchise requirements. We continue to see enhanced legislative and regulatory interest regarding investing and financial advisors, including proposed rules, regulatory priorities or general discussions around transparency and disclosure in advisor compensation and recruiting, identifying and managing conflicts of interest and enhanced data collection.
The SEC’s Regulation Best Interest standard of care became effective June 30, 2020 and the SEC continues to issue various statements and other guidance on complying with the regulation. Furthermore, several states have either issued their own best interest or fiduciary rules or are considering doing so and those rules may be limited to certain types of products (e.g., insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The U.S. Department of Labor (“DOL”) finalized its voluntary exemption for providing investment advice to retirement account clients and has reinstated prior guidance for determining who is an investment advice fiduciary under pension regulations. The DOL finalized a new regulation expanding the definition of investment advice fiduciary, but that regulation has been stayed by the courts. While not a regulator, the Certified Financial Planner Board professional standards of conduct includes a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. Considering the various fiduciary rules and regulations that continue to be proposed, finalized, and sometimes withdrawn or amended, we continue to exert significant efforts to evaluate and prepare to comply with each rule.
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
Many aspects of the regulation that applies to our Advice & Wealth Management segment also apply to our Asset Management segment. For example, Columbia Management Investment Distributors, Inc., a wholly owned subsidiary, is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and distributor for Columbia Management funds and other products. Additionally, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the DOL would be relevant to our global asset management business. We continue to review and analyze the potential impact of these regulations across each of our business lines.
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
U.K. Regulation
Outside of the U.S., Columbia Threadneedle is authorized to conduct its financial services business in the U.K. under the Financial Services and Markets Act 2000. A number of legal entities in the Columbia Threadneedle business are currently regulated by the Financial Conduct Authority (“FCA”) and one entity in the Columbia Threadneedle business is also regulated by the Prudential Regulation Authority (“PRA”). FCA and PRA rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance. As with the U.S. regulatory environment, we continue to see enhanced legislative and regulatory interest regarding financial services. Key U.K. regulatory developments and trends include the following:
•Operational Resilience: Under this new U.K. regulatory requirement, in scope firms must identify their important business services, which, if unavailable, could cause intolerable harm to clients, which they could not reasonably recover, or market disruption. The regulations introduce a new concept of impact tolerance and firms are also required to stress test their important business services and appoint a senior manager accountable for the regime.

Index
Ameriprise Financial, Inc.
•Financial Resilience: U.K. regulators have revised the prudential regime applying to asset managers. This is being phased in over a five-year period and introduces a number of new capital requirements.
•FCA Consumer Duty: The FCA recently introduced a new Consumer Duty that sets higher expectations for the standard of care that firms provide to retail consumers.
•Sustainability Disclosure Requirements: The FCA recently finalized new requirements that have started to take effect relating to new sustainability product labels, naming and marketing rules, additional ESG disclosure requirements both at an entity and product level, and an anti-greenwashing rule covering client communications.
•Diversity, Equity and Inclusion: The FCA recently launched a consultation on a potential new regulatory framework on diversity and inclusion in the financial sector. The consultation also incorporated additional proposed rules around firms’ handling of non-financial misconduct in the context of adherence to the FCA’s conduct and fitness and propriety regimes.
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
Pan-European and Other Non-U.S. Regulation
In addition to the above, certain of our asset management subsidiaries and branches are required to comply with pan-European directives as issued by the European Commission and adopted by EU member states. Certain of these directives have impacted and will continue to impact our global asset management business. For example, certain of our asset management subsidiaries are required to comply with the Markets in Financial Instruments Directive (“MiFID II”), the Alternative Investment Fund Managers Directive (“AIFMD”), the European Market Infrastructure Regulation (“EMIR”), UCITS, the Sustainable Finance Disclosure Regulation (“SFDR”) and the Packaged Retail and Insurance-based Investment Products Regulation (“PRIIPs”). These requirements impact the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. Similar to the developments in the U.S., we continue to see enhanced legislative and regulatory interest regarding financial services through international markets, including in the U.K. and EU where we have a substantial asset management business. These international rules, proposed rules, regulatory priorities or general discussions may impact us directly or indirectly, including as a regulated entity or as a service provider to, or a business receiving services from or engaging in transactions with, regulated entities. In addition to regulations noted in this section, within the EU and the U.K. we have been and will continue to address regulatory reforms or structural changes including but not limited to: Consumer Composite Investments, Retail Investment Strategy, AIFMD 2.0, EMIR 3.0, SFDR 2.0, Digital Operational Resilience Act (“DORA”), Corporate Sustainability Reporting Directive (“CSRD”), and Corporate Sustainability Due Diligence Directive (“CSDDD”). In addition , although the U.K. is not a part of the EU, the U.K. regulators may choose to implement future EU regulations and apply them in the U.K. potentially with significant variation from the EU regulations and potentially increasing the complexity and costs for our compliance with divergent sets of rules.
Columbia Threadneedle companies or activities are also subject to various local country or jurisdiction regulations and to corresponding regulators in Europe, Canada, Dubai, Hong Kong, Singapore, South America and Australia. With our growth in the EU, we have (and will continue to have) greater engagement with the Luxembourg, Irish and Dutch regulators.
Other Securities Regulation
ACC is regulated as an investment company under the Investment Company Act. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, operational and marketing requirements. Ameriprise Certificate Company pays dividends to the parent company and is subject to capital requirements under applicable law and understandings with the SEC and the Minnesota Department of Commerce (“MN DOC”) (Banking Division).
ATC is primarily regulated by the MN DOC (Banking Division) and is subject to capital adequacy requirements under Minnesota law. It is prohibited from accepting deposits or making personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of our business, including the activities of our trust company, fall within the compliance oversight of the DOL and the Department of Treasury, particularly regarding the enforcement of ERISA, and the tax reporting requirements applicable to such accounts. ATC, as well as our investment adviser subsidiaries, may be subject to ERISA, and the regulations thereunder, insofar as they act as a “fiduciary” under ERISA with respect to certain ERISA clients.
Insurance Regulation
Our insurance subsidiaries are subject to supervision and regulation by states and other territories where they are domiciled or otherwise licensed to do business. These regulations impact our Retirement & Protection Solutions segment and our closed blocks included in Corporate & Other segment. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and

Index
Ameriprise Financial, Inc.
compliance with insurance and securities laws. RiverSource Life Insurance Company is domiciled in Minnesota and regulated by the MN DOC and RiverSource Life Insurance Co. of New York is domiciled in New York and regulated by the New York State Department of Financial Services (“NY DFS”), and together with MN DOC are the “Domiciliary Regulators”. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies are regulated by each of the insurance regulators in the states where each is authorized to transact business. Financial regulation of our RiverSource Life companies is extensive, and their financial transactions (such as intercompany dividends and investment activity) may be subject to pre-approval and/or continuing evaluation by the Domiciliary Regulators.
Aspects of the regulation applicable to our Advice & Wealth Management segment also apply to our Retirement & Protection Solutions segment and the closed blocks in our Corporate & Other segment. For example, RiverSource Distributors, Inc., a wholly owned subsidiary, is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through Ameriprise Financial Services, LLC (“AFS”), a wholly owned subsidiary, and third-party channels. Additionally, ERISA, the SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the DOL are relevant to our insurance and annuities business or products. We continue to review and analyze the potential impact of these regulations across each of our business lines.
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
The Federal Insurance Office (“FIO”) within the U.S. Department of Treasury does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework in addition to providing periodic reports to the President of the U.S. and Congress. We monitor the FIO’s activity to identify and assess emerging regulatory priorities with potential application to our business.
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
Our RiverSource Life companies would be subject to various levels of regulatory intervention if their total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement.
RiverSource Life and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2024:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$489	$2,700	552%
RiverSource Life of NY	38	219	579%
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
As part of its Solvency Modernization Initiative, in 2010 the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance, and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its ORSA, which is a complete self-assessment of its risk management functions and capital adequacy. These laws were enacted by the

Index
Ameriprise Financial, Inc.
Domiciliary Regulators. We complete and file these reports as required by the laws and regulations of those states. Insurance regulation and supervision also goes beyond direct regulation of our insurance companies in other ways. For example, while we are now subject to the FRB’s “Building Block Approach” (discussed below in more detail), once Minnesota implements the NAIC’s “Group Capital Calculation,” a new capital calculation will exist for many insurance companies like ours that are not subject to the FRB regulation as we are. And from time to time, we must report other enterprise activities to our state insurance regulators (such as the NAIC’s Liquidity Stress Testing Framework).
Federal Banking and Financial Holding Company Regulation
Ameriprise Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”), which is the primary regulator of federal savings banks, the Consumer Financial Protection Bureau (“CFPB”) and by the Federal Deposit Insurance Corporation (“FDIC”) in its role as insurer of Ameriprise Bank's deposits. As a federally chartered savings bank, Ameriprise Bank is subject to numerous rules and regulations governing all aspects of the banking business, including lending practices and transactions with affiliates. Ameriprise Bank is also subject to specific capital rules and limits on capital distributions, including payment of dividends. If Ameriprise Bank's capital falls below certain levels, the OCC would be required to take remedial actions and could take other actions, including imposing further limits on dividends or business activities. In addition, an array of Community Reinvestment Act (“CRA”), fair lending and other consumer protection laws and regulations apply to Ameriprise Bank.
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
Ameriprise Financial reports to the FRB under a consolidated capital framework termed the “Building Block Approach” (“BBA”) for savings and loan holding companies that are significantly engaged in insurance activities (commonly referred to as insurance savings and loan holding companies). In general, under the rule, insurance savings and loan holding companies like us are required to aggregate state-based insurance capital requirements with banking capital requirements for non-insurance businesses to satisfy specific minimum total requirements and hold an additional capital conservation buffer. The ratio of the amount of available capital to the capital requirement amount is referred to as the BBA ratio and is subject to a 250% minimum, effective January 1, 2024. An additional capital conservation buffer of 150% will be effective as of December 31, 2025, for a total capital requirement of at least 400%.
The BBA available capital, BBA capital requirement, and BBA ratio as of December 31, 2024 are as follows:

(in millions, except percentages)
BBA available capital	$3,833
BBA capital requirement	392
BBA ratio	978%

Index
Ameriprise Financial, Inc.
Additional Parent Company Regulation and Other Regulation
We are a publicly traded company subject to SEC and New York Stock Exchange (“NYSE”) rules and regulation and have operations in a number of geographical regions across the U.S. and outside of the U.S. Certain states enact regulations or requirements that can drive enterprise-wide action or disclosures. We evaluate these laws and changes to understand if and when they impact our business, such as the laws in California requiring certain climate-related disclosure. As an international company, we continuously monitor developments in EU legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions as implemented in the various member states. Because of the mix of business activities we conduct, we assess the impact of, and monitor our status under, the EU Financial Conglomerates Directive, which contemplates global supervision and prudential regulation of certain financial conglomerates involved in banking, insurance and investment activities.
Privacy, Environmental and Anti-Money Laundering Laws
Many aspects of our business are subject to comprehensive legal requirements concerning the use and protection of personal information, including client and employee information, from a multitude of different functional regulators and law enforcement bodies. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, an ever increasing number of state laws and regulations such as the NY DFS’ Cybersecurity Requirements for Financial Services Companies, and California privacy legislation, as recently amended, EU data protection legislation, known as the Global Data Protection Regulation (“GDPR”), as implemented in the respective EU member states, the U.K. Data Protection Act, 2018 and U.K. GDPR, and data protection rules in other regions in which we operate outside the U.S. and the EU. We have also implemented policies and procedures in response to such requirements. We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve our business objectives and best serve our clients. To the extent we do experience an incident, we have developed and implemented a cybersecurity incident response manual, which we regularly exercise and update, as appropriate.
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
Exchange Act Reports and Additional Information
We maintain an Investor Relations website at ir.ameriprise.com. Investors can also access the website through our main website at ameriprise.com by clicking on the “Investor Relations” link located at the bottom of our homepage (ameriprise.com). We use our Investor Relations website to announce financial and other information to investors and to make available SEC filings, press releases, public conference calls, other communications and webcasts. Investors and others interested in the Company are encouraged to visit the Investor Relations website from time to time, as information is frequently updated and posted. Additionally, users can sign up to receive automatic notifications when new materials are posted. The information found on the website is not incorporated by reference into this report or in any other report or document we furnish or file with the SEC.
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
Our results of operations and financial condition may be materially affected by market fluctuations and by economic and other factors (whether actual or perceived). Such factors, which can be global, regional, national or local in nature, include: (i) the level and

Index
Ameriprise Financial, Inc.
volatility of the markets, including equity prices, interest rates, commodity prices, currency values and other market indices and drivers; (ii) geopolitical strain, terrorism and armed conflicts, (iii) political dynamics or elections and social, economic and market conditions; (iv) the availability and cost of capital; (v) global health emergencies; (vi) technological changes and events; (vii) U.S. and foreign government fiscal and tax policies; (viii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (ix) the availability and cost of credit and hedge markets; (x) periods of elevated inflation; (xi) natural disasters such as weather catastrophes; and (xii) other factors affecting investor sentiment and confidence in the financial markets. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer financials, which, in turn, could impact client activity in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives or to pay dividends or otherwise return capital from our subsidiaries to our holding company.
Declines and volatility in U.S. and global market conditions have impacted our businesses in the past, are impacting us now and may continue to impact us in the same, new or different ways in the future. Our businesses have been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. Each of our segments operates in these markets with exposure for us and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. It is difficult to predict when, how long and to what extent the aforementioned adverse conditions will exist, which of our markets, products and businesses will be directly affected and to what extent our clients may seek to bring claims arising out of investment performance that is affected by these conditions. As a result, these factors could materially adversely impact our financial condition and results of operations.
These factors will also impact client behavior. Market downturns, stagnation, and volatility may cause, and have caused, individual investors to limit or decrease their participation in global markets negatively impacting our retail business and/or our product sales. Market conditions, regulatory actions, tax laws, and our competitive industry environment are among the reasons current shareholders in our mutual funds, closed-end funds, exchange traded funds (“ETFs”), hedge funds, OEICs, SICAVs, unit trusts, investment trusts and other pooled investment vehicles, contractholders in our annuity products and policyholders in our protection products may opt to withdraw cash values for those products (or for certain protection products, to reduce their withdrawal activity). If we are unable to offer appropriate product alternatives which encourage clients to continue purchasing in the face of actual or perceived market volatility, our sales and management fee revenues could decline.
Downturns and volatility in markets or the departure of a key client have had, and may in the future have, an adverse effect on the revenues and returns from our asset management services, retail advisory accounts, variable annuity contracts, banking products and other products. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, a significant portion of our revenue is derived from investment management agreements with the Columbia Management family of mutual funds or other investment managers which are terminable on 60 days’ notice. Although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can generally terminate their relationships with us or our financial advisors at will or on relatively short notice. Further, a number of the products and services we make available to our clients are those offered by third parties and negative perceptions of these financial products and services (or the financial industry in general) may impact the number of withdrawals and redemptions or reduce purchases made by our clients, which would adversely impact the levels of our assets under management. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different fee rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles or the proliferation of ETFs or other vehicles like separately managed accounts (“SMAs”)), changes in our (or our advisors’) reputation in the marketplace, a client’s view of ESG factors, changes in client or relationship management, loss of key investment management personnel and financial market performance. This reduction in managed assets or significant redemptions, and the associated decrease in revenues and earnings, could have a material adverse effect on our business, particularly in products or services where we have less scale and a reduction in managed assets can make the product not viable or even require us to exit the product.
Most of our variable annuity products contain guaranteed minimum death benefits and a majority of our variable annuity products in force contain guaranteed minimum withdrawal and accumulation benefits. Decline or volatility in equity and/or bond markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. Discontinuing the sale of new fixed annuities and variable annuities with living benefits will lessen this risk over time. Although we have hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity and/or bond market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. For example, market fluctuations will impact our statutory reserves and required capital, and that may not be aligned with the hedging impacts. In addition to risks from guarantees discussed above, structured variable annuity contracts contain index-linked risks that adjust the policyholder’s or contractholder’s account value based on equity movements. These risks are hedged with derivatives, which are a material component of our overall hedging program. Collateral requirements for the hedging program are market-sensitive, and certain market environments (e.g., rising interest rates) will result in increased needs for liquidity to satisfy these requirements. Depending on

Index
Ameriprise Financial, Inc.
how rapidly the market moves and other factors, we may need to access liquidity sources that are more costly, which could have an adverse impact on profitability or our results of operations or financial condition.
Changes in interest rates may affect our results of operations and financial condition.
Certain of our insurance, annuity, investment products, wrap fees and banking products are sensitive to interest rate fluctuations (inclusive of changes in credit spreads), which could cause future impacts associated with such fluctuations to differ from our historical results of operations. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products. Although we typically hedge to mitigate some of the effect of such fluctuations, significant changes in interest rates (or prolonged periods of low interest rates) could have a material adverse impact on the profitability of certain products or product lines or our results of operations or financial condition.
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
Our liquidity needs are satisfied primarily through our reserves and the cash generated by our operations. We believe the level of cash and securities we maintain, combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term payment obligations. In the event current resources are insufficient to satisfy our needs, we may access financing sources such as our committed unsecured revolving credit facility or other bank debt. Additional financing depends on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, actions by our regulators, and perceptions held by stakeholders, clients or lenders.
Further, the financial strength ratings which various rating organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, our competitive position, and the ability to market our products. Any future downgrade in our financial strength ratings, or the announced or perceived potential for a downgrade, could potentially have a significant adverse effect on our financial condition and results of operations.
Ratings agencies have and may continue to increase the frequency and scope of their credit reviews, adjust upward the capital and other requirements employed in the rating organizations’ models for maintenance of ratings levels (including adjusting the framework under which they view our business mix that drives these requirements), or downgrade ratings applied to particular classes of securities or types of institutions, and our ratings could be changed at any time and without any notice by the rating organizations. In

Index
Ameriprise Financial, Inc.
addition, rating agencies continually evolve their ratings and other methodologies, and these changes can be to our detriment or benefit and have a material impact on how we view our liquidity and capital.
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
Investment performance is a key competitive factor for our retail and institutional asset management products and services and is a key driver of growing assets under management and economies of scale. Strong investment performance supports the retention of our products and services by our clients and creates opportunities for new sales of products and services. It may also result in higher ratings by ratings services such as Morningstar or Lipper, which may compound the foregoing effects.
There can be no assurance as to how future investment performance will compare to our competitors or that historical performance will be indicative of future returns. Any drop or perceived drop in investment performance as compared to our competitors could cause a decline in sales of our investment products, an increase in redemptions and the termination of asset management relationships. These impacts may reduce our aggregate amount of assets under management and reduce management fees. Poor investment performance could also adversely affect our ability to expand the distribution of our products through unaffiliated third parties. Further, any drop in market share of mutual funds sales by our advisors or through third party intermediaries, may further reduce profits as sales of other companies’ mutual funds are less profitable than sales of our proprietary funds.
We face intense competition in attracting and retaining key talent.
Our continued success depends on our ability to attract, motivate, engage and retain high-performing and high-potential talent in a highly competitive industry. Although the employment market is stabilizing compared to recent years, the financial services sector remains a highly competitive industry, especially for top talent. We proactively assess retention risks and invest in our employees to remain an employer of choice. Additionally, we have diversified our geographic footprint to attract and retain top talent globally, including expanding our workforce in India.
We are also dependent on our network of advisors to drive growth and results in our wealth management business (and for a significant portion of the sales of our products). Recruiting and retaining financial advisors is highly competitive and constantly evolving. The investment performance of our asset management products and services, as well as retention of our products and services by our clients, depend on the strategies and decisions of our portfolio managers and analysts.
From time to time there are regulatory-driven or other trends and developments within the industry that could potentially impact the dynamics between us and our competitors or negatively impact our business. If employees or advisors who maintain relationships with our clients leave or retire without succession plans, we may not be able to retain valuable relationships, and our clients may choose to leave for a competitor. If we experience a prolonged inability to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.
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
Many transactions with and investments in the products and securities of other financial institutions expose us to credit risk in the event of default of our counterparty. With respect to secured transactions, our credit risk may be exacerbated when the collateral we

Index
Ameriprise Financial, Inc.
hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure. We also have exposure to financial institutions in the form of unsecured debt instruments, derivative transactions (including with respect to derivatives hedging our exposure on variable annuity contracts with guaranteed benefits and structured variable annuities), reinsurance, repurchase and underwriting arrangements and equity investments. Any such losses or impairments to the carrying value of these assets could materially and adversely impact our business and results of operations.
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
During periods of market disruption, including periods of significantly rising or high interest rates and rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities and the value of our securities as reported within our Consolidated Financial Statements and the period-to-period changes in value could vary significantly. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable and may require greater estimation as well as valuation methods that are more sophisticated,

Index
Ameriprise Financial, Inc.
which may result in values less than the value at which the investments may be ultimately sold. Decreases in value may have a material adverse effect on our results of operations or financial condition.
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
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, and limited partnership interests, all of which are relatively illiquid. These asset classes represented 8% of the carrying value of our investment portfolio as of December 31, 2024. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.
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
We set prices for insurance products as well as some annuity products based upon expected claims payment patterns, derived from assumptions we make about our policyholders and contractholders, including expenses, fees, investment returns, and morbidity and mortality rates. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. Actual experience can differ from our assumptions for many reasons over the time an insurance product is held. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.
The prices and profitability of our life insurance and deferred annuity products are based in part upon assumptions related to persistency (the probability that a policy or contract will remain in force from one period to the next). For most of our life insurance

Index
Ameriprise Financial, Inc.
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
The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our LTC insurance products notwithstanding our ability to implement future price increases with regulatory approvals. Though we discontinued offering LTC products in 2003, LTC insurance policies provide for long-duration coverage and, therefore, our actual claims experience will continue to emerge over many years. Our ability to forecast future claim rates for LTC insurance is more limited than life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring LTC policies at the time the policies were underwritten and limiting our present stand-alone LTC insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and we have also implemented rate increases and provided reduced benefit options on certain in force policies.
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
Our reputation is one of our most important assets. Our ability to attract and retain clients, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects. Reputational damage may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, clients’ or potential clients’ perceived failure of how we address certain political, environmental, social or governance topics, technological breakdowns, cybersecurity attacks, or other security breaches (including attempted breaches, breaches impacting our vendors or their subcontractors or inadvertent disclosures) resulting in system unavailability, improper disclosure or loss of data integrity relating to client or employee personal information, unethical or improper behavior and the misconduct or error of our employees, advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm our reputation and potentially expose us to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental audits or investigations or litigation. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
Misconduct by our employees and advisors may be difficult to detect and deter and may damage our reputation. This can include improper use of their authorized access to sensitive information. Misconduct or errors by our employees and advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct or mistakes can occur in each of our businesses. We cannot always prevent misconduct by our employees and advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. We seek to aid our advisors and provide certain requirements and support to protect our non-employee franchise advisors’ technology solutions to run their businesses, but they control their own technology environment on a day-to-day basis and could have an adverse effect on our business. Our reputation depends on our continued identification of and mitigation against conflicts of interest. We have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest, though our reputation could be damaged if we fail, or appear to fail, to address conflicts of interest appropriately.
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
We operate in many regions, countries and communities around the world where our business, and the activities of our clients and counterparties, could be adversely affected by climate change. Climate change may increase the severity and frequency of weather-related catastrophes, or adversely affect our investment portfolio or investor sentiment. This includes the potential for an increase in the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio and those available to clients through third parties. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. Climate risks can also arise from the inconsistencies and conflicts in the manner in which climate policy, disclosure requirements and financial regulation is implemented in the many regions where we operate, including initiatives to apply and enforce policy and regulation with extraterritorial effect. Transition risks may arise from societal adjustment to a lower-carbon economy, such as changes in public policy, adoption of new technologies or changes in consumer preferences towards low-carbon goods and services. These risks could also be influenced by changes in the physical climate. Overall, we cannot predict or estimate the long-term impacts on us from climate change or related regulation.
Our operational systems and networks (as well as those of our franchise advisors and third parties) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts.
Our business is reliant upon internal and third-party-controlled, -developed and -operated software (which includes opensource software), technology systems and networks to process, transmit and store information, including our current, potential and former clients’, employees’ and advisors’ personal information, as well as our proprietary information, and to conduct many of our business activities and transactions. Maintaining the security and integrity of our software, information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts to attack or access our network), is critical to the success of our business operations, including our reputation, the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information.
We rely on the third parties with whom we do business to identify and remediate software and other vulnerabilities in the assets and systems they use to run their business before they can be exploited by bad actors, but the third parties cannot always do so. For example, zero-day vulnerabilities in software and other technology solutions are immediately exploitable by bad actors as occasionally happens with certain of our vendors in the industry. We routinely face attacks and seek to address evolving threats of which we become aware. We have been able to identify, protect, detect, respond to and recover from these attacks to date without a material loss of client financial assets or information through the use of ongoing internal and external threat monitoring and by making continual adjustments to our security and incident response capabilities.
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
On a corporate basis, various laws and regulations, and in some cases contractual obligations, require us to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents in certain ways and timeframes. We have established policies and implemented such technical and operational measures ourselves and have in place policies that require our service providers and franchisee advisors, each of which control locally their own technology operations, to do the same. The hybrid work environment among our employees adds complexity to monitoring and processing procedures. Changes in our business or technological advancements may also require corresponding changes in our systems, networks and data security and response measures. While accessing our products and services, our clients may use computers and other devices that sit outside of our security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and report incidents they suffer. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend significant additional resources (both direct financial resources and indirect costs like people) to enhance or expand upon the technical and operational security and response measures we currently maintain or that we allow franchise advisors to maintain and control locally. These regulator-driven changes may adversely impact the client experience by, for example, requiring multiple or new means of verifying the identity of a client before they can interact with us.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, we cannot be certain that our systems and networks, or those used by our vendors and franchisees, will not be subject to successful

Index
Ameriprise Financial, Inc.
attacks, breaches or interference. Nor can we guarantee that advisors and employees will comply with our policies and procedures in this regard, that clients will engage in safe and secure online practices, or that vendors and franchisees will effectively deploy and maintain the security measures and protocols that we impose. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. We have a vendor management process, but at times our software or service providers could push through updates that are not fully disclosed to us (or tested by them) and that could alter the control posture of their products. Any such event may result in operational disruptions, as well as unauthorized access to or the disclosure or loss of, our proprietary information or client, employee, vendor, or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate, or mitigate further exposure, the loss of clients or advisors, or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect us against all cybersecurity- or privacy-related losses. Furthermore, we may be subject to indemnification costs and liability to third parties if we breach any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents, including those where our vendors are the party being breached, could exacerbate the harm to our business, reputation, financial condition or results of operations in the event of a breach. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, we may incur significant expenses in connection with our responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, our regulators may seek to hold our company responsible for the acts, mistakes or omissions of our vendors or franchise advisors even where they procure and control much of the physical office space and technology infrastructure they use to operate their businesses locally.
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
Our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and the associated exposures are based upon our use of observed historical experience or expectations about future experience (e.g., market behavior, client/policyholder behavior, employee behavior, mortality, etc.) or statistics based on historical models. Experience may not emerge as expected and during periods of market volatility, or due to unforeseen events, the historically-derived experience and correlations may not be valid. As a result, these methods and models may not predict future exposures accurately, which could be significantly greater than what our models indicate. Further some controls are manual and are subject to inherent limitations and we have a general model risk where there is a risk of loss associated with insufficient or inaccurate models that we use to support our decisions. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.
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

Index
Ameriprise Financial, Inc.
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
Artificial intelligence (including generative artificial intelligence) presents many benefits in terms of operating efficiency, but also certain risks that we need to seek to mitigate through our strategic and risk management policies, such as reliance on information that may be inaccurate or unfairly discriminatory results. In addition, the regulatory framework and expectations relating to the use of artificial intelligence are in their early stages as is the use (and how we manage the use) of artificial intelligence in our business.
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
We act as a holding company for our subsidiaries, through which substantially all of our operations are conducted. Dividends and returns of capital from our subsidiaries and permitted payments to us under our intercompany arrangements with our subsidiaries are our principal sources of cash to pay shareholder dividends and to meet our financial obligations. These obligations include our operating expenses, interest and principal on our borrowings, and any other contractual commitments. If the cash we receive from our subsidiaries pursuant to dividend payment or return of capital and intercompany arrangements is insufficient for us to fund any of these obligations, we may be required to raise cash through the incurrence of additional debt, the issuance of additional equity or the sale of assets. If any of this happens, it could adversely impact our financial condition and results of operations.
Insurance, banking and securities, and other laws and regulations may regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries, FCA-regulated asset management entities, and our face-amount certificate company) to pay dividends, return capital or make other permitted payments or practically impact our capital structure and dividends or other payments from our subsidiaries. Additionally, the rating organizations effectively impose various financial and capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries. The regulatory capital requirements, rating agency financial or capital expectations, and dividend-paying ability of our subsidiaries may be affected by a variety of factors, including markets, business plans, policyholder behavior, and investment decisions and performance. These differing requirements and expectations use different accounting frameworks (such as GAAP, statutory accounting principles or a mix). Further, the financial and capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory or rating organization scrutiny and intervention, which could negatively affect our and our subsidiaries’ ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary and advisable to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.
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
In addition, conducting and increasing our international operations subjects us to additional risks that, generally, we do not face in the U.S., including: (i) potentially adverse cross-border tax consequences, including the complexities of transfer pricing, foreign value added tax systems and restrictions on the repatriation of earnings; (ii) the localization of our solutions and related costs; (iii) the burdens of complying with a wide variety of foreign laws and different, potentially conflicting legal standards, including laws and regulations; and (iv) social and economic situations outside of the U.S. The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources and we cannot be certain these operations will produce desired levels of revenues or profitability.

Index
Ameriprise Financial, Inc.
The occurrence of natural or man-made disasters and catastrophes could adversely affect our results of operations and financial condition.
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and global health emergencies and man-made disasters, including acts of terrorism, riots, civil unrest including large-scale protests, insurrections and military actions, could adversely affect our results of operations or financial condition. Such disasters and catastrophes may damage our facilities, preventing our service providers, employees and financial advisors from performing their roles, or otherwise disturbing our ordinary business operations and by impacting insurance claims, as described below. These impacts could be particularly severe to the extent they affect access to physical facilities, the physical well-being of large numbers of our employees, our computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact us indirectly by changing the condition and behaviors of our clients, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.
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
We have made acquisitions and divestitures in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment (including our risk management policies and procedures), difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, difficulties obtaining regulatory approval or integrating into regulatory regimes, difficulties with the software, technology and systems of the acquired entities that were subject to a different control posture before the acquisition (and until such time as we can replace these or make investments to uplift their capabilities), the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations or expected synergies for the acquired businesses. Fully integrating an acquired company or business into our operations (such as our 2021 acquisition of the BMO Global Asset Management (EMEA) business) takes a significant amount of time and attention and incurs both expected and unexpected integration costs over several years. Integrations, particularly larger and more global integrations, are time-consuming and expensive and could significantly disrupt our business.
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
We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Actions brought against us may result in judgements, verdicts, awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, we may incur significant expenses in connection with our defense against such actions regardless of their outcome. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or advisors, were or are deemed to be improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants.

Index
Ameriprise Financial, Inc.
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
Some of the legislative and regulatory changes could present operational challenges and increase costs. Ultimately the complexities and increased costs of legislative and regulatory changes could have an impact on our ability to offer cost-effective and innovative products to our clients.
As a Savings and Loan Holding Company, we are subject to supervision by the FRB and various prudential standards that may limit our activities and strategies.
Ameriprise Financial is subject to ongoing supervision by the FRB, including supervision and prudential standards, capital requirements, stress-testing, resolution planning, information security and privacy, and risk management requirements. Further, as a financial holding company, our activities are limited to those that are financial in nature, incidental to a financial activity or, with FRB approval, complementary to a financial activity. Our broker-dealers and bank subsidiary are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. These requirements may hinder our ability to access funds from our subsidiaries. We may also become subject to a prohibition or limitations on our ability to pay dividends or repurchase our common stock. The federal banking regulators, including the OCC, FRB, FDIC, and SEC (through FINRA) have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including Ameriprise and its bank subsidiaries. Any changes to regulations or changes to the supervisory approach may also result in increased compliance costs to the extent we are required to modify our existing compliance policies, procedures and practices.
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
We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. We make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, state or foreign tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our earnings. Furthermore, guidance issued by the U.S. Department of Treasury and others has been critical to the application and impact of new laws and in avoiding unintended impacts from legislation. The jurisdictions we operate in may not always provide clear guidance that is responsive to industry questions and concerns. If guidance is unclear, it could increase our taxes or create a potential for disagreement about interpretation of the tax code.
Many of the products we offer or on which our businesses are based (including both insurance products and non-insurance products) receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could

Index
Ameriprise Financial, Inc.
reduce or eliminate the tax advantages of certain of our products and thus make such products less attractive to clients or cause a change in client demand and activity.
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
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon, or constitute misappropriation of, such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services, or could otherwise limit our ability to offer certain product features. Any party that holds a patent could make a claim of infringement against us. The threat of patent litigation from non-practicing entities could impact financial services firms and successful resolution could still have a significant financial impact. We may also be subject to claims by third parties for breach of copyright, trademark, license rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our clients or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
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

Index
Ameriprise Financial, Inc.
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
Additionally, as part of our formal procurement and vendor management process, we ask our third-party service providers to have and maintain cybersecurity programs that are consistent with our legal and regulatory obligations, and we review cybersecurity risk assessments of those third-party service providers who provide key technology and services. For third-party service providers that do go through our formal procurement process and vendor risk management assessment, our Enterprise Third-Party Risk Management team assigns tiers. The tiers are based on a combination of criteria, including the services provided and the information to which they have access, to focus the most detailed reviews and the most frequent assessments on highest tiered third-party service providers, while also maintaining an appropriate level of review and monitoring on lower tiers. Some third-party service providers contracted outside of the formal procurement process may still be subject to providing information about their security programs based on services performed.
Our Enterprise Third-Party Risk Management Office provides oversight and support to the business teams as end-users of the third-party service providers’ goods and services, while also providing a conduit through which oversight can be conducted by our management and Board of Directors. When a third-party service provider is off-boarded through our procurement and third-party risk management process, they are subject to an off-boarding review when the relationship ends that is designed to obtain the return or destruction of our information. Our Enterprise Third-Party Risk Management Office provides risk assessment reporting to business teams, internal risk management committees and our executive leadership. The reporting structure supports an effective design of the program, provides transparency, and drives regulatory compliance. Third-party service providers that participate in the delivery of services to us, as well as their fourth-parties, are also generally expected to have and maintain cybersecurity defenses, so long as they participate in the delivery of services to us to help protect our systems and our clients from incursions through third-party services’ systems. Should one of our third-party service providers suffer a breach in their or their fourth-party systems, we rely on them to inform us and work with us to protect our systems, remediate breaches, and mitigate the impact to our clients and our technology.
Governance
Strong ongoing governance practices and policies support our cybersecurity program. The Board of Directors and the Audit and Risk Committee are central to the oversight of the company’s cybersecurity risk management program operated by senior management. In addition to the Audit and Risk Committee receiving quarterly cybersecurity updates, the Audit and Risk Committee discusses with management, the General Auditor, and others the company’s enterprise-wide risk assessment and risk management processes. These updates to the Audit and Risk Committee include a review of prevailing material risks and exposures, including cybersecurity and data protection threats and risks, the actions taken to address these threats and mitigate these risks, and the design and effectiveness of our processes and controls in light of evolving market, business, regulatory, and other conditions. Our Audit and Risk Committee has semiannual trainings, to which the full Board of Directors is also invited, to stay educated on ever-evolving cybersecurity topics. These processes and information sharing enable the Board of Directors, the Audit and Risk Committee, and our management team to remain informed and aligned about our approach to cybersecurity risk, and the monitoring of these risks and incidents, as appropriate. Our executive Vice President of Technology and Chief Information Officer, our Chief Information Security Officer, and other officers regularly review with our Board of Directors and the Audit and Risk Committee topics such as the following: the cyber threat landscape; the design, effectiveness and ongoing enhancement of our capabilities to identify, protect, detect, respond to and recover from cyber threats and events; and any incidents that merit discussion.
During 2024, the Audit and Risk Committee reviewed and received reports on our identity theft prevention and privacy programs, including the following topics: emerging risks, identity theft threats, experience and trends; the effectiveness of existing controls and planned enhancements to controls; and key areas of focus for the identity theft and privacy programs.

Index
Ameriprise Financial, Inc.
Item 2. Properties
We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, a 959,000 square foot building that we lease, and the Ameriprise Financial Headquarters, an 871,000 square foot building, that we own. In 2023, we started the process to consolidate our Minneapolis office footprint, and we plan to move all our Minneapolis based employees to the Ameriprise Financial Headquarters by June 30, 2025. Generally, we lease the premises we occupy in other locations, including the 38,000 square foot executive offices that we lease in New York City and branch offices for our employee advisors throughout the U.S.
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
•Las Vegas, Nevada (supporting aspects of our Advice & Wealth Management businesses) and Gurugram and Noida, India (supporting our broader business in the U.S. and globally). We are also opening a new support office in Hyderabad, India in early 2025.
•We also occupy a Charlotte, North Carolina location in a 53,000 square feet space that we lease for corporate and business support.
We believe that the facilities owned or occupied by our company suit our needs and are well maintained.
Item 3. Legal Proceedings
For a discussion of material legal proceedings, see Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Index
Ameriprise Financial, Inc.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 7, 2025, we had approximately 11,118 common shareholders of record. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2024 Annual Report to Shareholders and is furnished herewith.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of 2024:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 to October 31, 2024
Share repurchase program (1)	355,544	$510.95	355,544	$1,325,717,875
Employee transactions (2)	25,979	$502.42	N/A	N/A
November 1, 2024 to November 30, 2024
Share repurchase program (1)	406,996	$554.89	406,996	$1,099,878,072
Employee transactions (2)	93,420	$560.03	N/A	N/A
December 1, 2024 to December 31, 2024
Share repurchase program (1)	384,296	$551.67	384,296	$887,872,922
Employee transactions (2)	18,229	$556.12	N/A	N/A
Totals
Share repurchase program (1)	1,146,836	$540.19	1,146,836
Employee transactions (2)	137,628	$548.64	N/A
	1,284,464		1,146,836
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
Overview
Ameriprise Financial is a diversified financial services company with a 130-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.5 trillion in assets under management, administration, and advisement as of December 31, 2024. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives. For additional discussion of our businesses, see Part I, Item 1 of this Annual Report on Form 10-K.
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
The following discussion includes a comparison of our 2024 and 2023 results. For a discussion of our 2022 results and for a comparison of results for 2023 and 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024.
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

Index
Ameriprise Financial, Inc.
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
The following table reconciles our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Years Ended December 31,		Years Ended December 31,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net income	$3,401	$2,556	$33.05	$23.71
Less Adjustments:
Net realized investment gains (losses) (1)	(21)	(32)	(0.20)	(0.30)
Market impact on non-traditional long-duration products (1)	(153)	(608)	(1.49)	(5.63)
Mean reversion related impacts (1)	1	—	0.01	—
Integration/restructuring charges (1)	—	(62)	—	(0.58)
Net income (loss) attributable to CIEs	3	—	0.03	—
Tax effect of adjustments (2)	36	147	0.35	1.36
Adjusted operating earnings	$3,535	$3,111	$34.35	$28.86

Weighted average common shares outstanding:
Basic	101.0	105.7
Diluted	102.9	107.8
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.

Index
Ameriprise Financial, Inc.
The following table reconciles net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Years Ended December 31,
	2024	2023
	(in millions)
Net income	$3,401	$2,556
Less: Adjustments (1)	(134)	(555)
Adjusted operating earnings	$3,535	$3,111

Total Ameriprise Financial, Inc. shareholders’ equity	$5,109	$4,116
Less: AOCI, net of tax	(1,739)	(2,297)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,848	6,413
Less: Equity impacts attributable to CIEs	(3)	(4)
Adjusted operating equity	$6,851	$6,417

Return on equity, excluding AOCI	49.7%	39.9%
Adjusted operating return on equity, excluding AOCI (2)	51.6%	48.5%
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
(2) Adjusted operating return on equity, excluding accumulated other comprehensive income (“AOCI”) is calculated using adjusted operating earnings in the numerator and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 21%.
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
Variable Annuities
We have approximately $86 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $43 billion of account value with no living benefit guarantees and $43 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts currently offered by us contain GMDB provisions. We also previously offered contracts containing GMWB, GMAB or GMIB provisions. See Note 13 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.

Index
Ameriprise Financial, Inc.
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

Index
Ameriprise Financial, Inc.
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

Index
Ameriprise Financial, Inc.
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

Index
Ameriprise Financial, Inc.
Economic Environment
Global equity market conditions and fluctuations affect our results of operations and financial condition. The following table presents relevant market indices:

	Years Ended December 31,
	2024	2023	Change
S&P 500
Daily average	5,428	4,285	27%
Period end	5,882	4,770	23%
Weighted Equity Index (“WEI”) (1)
Daily average	3,456	2,808	23%
Period end	3,676	3,102	19%
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
Assets Under Management, Administration, and Advisement
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
Assets under administration include assets for which we provide administrative services such as client assets invested in other companies’ products that we offer outside of our wrap accounts. These assets include those held in clients’ brokerage accounts. We generally record revenues received from administered assets as distribution fees. We do not exercise management discretion over these assets and do not earn a management fee. These assets are not reported on our Consolidated Balance Sheets. Assets under administration also include certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-affiliated funds held in the separate accounts of our life insurance subsidiaries.
Assets under advisement includes assets for which we provide advisory services such as model portfolios but do not have full discretionary investment authority.
The following table presents detail regarding our Assets Under Management, Administration, and Advisement:

	December 31,		Change
	2024	2023
	(in billions)
Assets Under Management, Administration, and Advisement
Advice & Wealth Management AUM	$570.1	$484.8	$85.3	18%
Asset Management AUM	644.9	636.9	8.0	1
Corporate AUM	0.6	0.4	0.2	50
Eliminations	(44.8)	(41.0)	(3.8)	(9)
Total Assets Under Management	1,170.8	1,081.1	89.7	8
Total Assets Under Administration	317.2	279.5	37.7	13
Total Assets Under Advisement (net of eliminations)	34.0	25.4	8.6	34
Total Assets Under Management, Administration, and Advisement	$1,522.0	$1,386.0	$136.0	10%
Total AUM increased $89.7 billion, or 8%, to $1.2 trillion as of December 31, 2024 compared to $1.1 trillion as of December 31, 2023 due to a $85.3 billion increase in Advice & Wealth Management AUM driven by market appreciation and wrap account net inflows and an $8.0 billion increase in Asset Management AUM primarily driven by market appreciation, partially offset by net outflows. Total Asset Under Administration increased $37.7 billion, or 13%, to $317.2 billion as of December 31, 2024 compared to the prior year primarily driven by equity market appreciation and an increase in third-party money market funds. Total Assets Under Advisement increased $8.6 billion, or 34%, to $34.0 billion as December 31, 2024 due to market appreciation and net inflows. See our segment results of operations discussion for additional information on changes in our AUM.

Index
Ameriprise Financial, Inc.
Consolidated Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$10,143	$8,907	$1,236	14%
Distribution fees	2,060	1,931	129	7
Net investment income	3,648	3,206	442	14
Premiums, policy and contract charges	1,559	1,539	20	1
Other revenues	516	513	3	1
Total revenues	17,926	16,096	1,830	11
Banking and deposit interest expense	662	561	101	18
Total net revenues	17,264	15,535	1,729	11
Expenses
Distribution expenses	6,024	5,078	946	19
Interest credited to fixed accounts	616	654	(38)	(6)
Benefits, claims, losses and settlement expenses	1,299	1,350	(51)	(4)
Remeasurement (gains) losses of future policy benefit reserves	(44)	(20)	(24)	NM
Change in fair value of market risk benefits	628	798	(170)	(21)
Amortization of deferred acquisition costs	242	246	(4)	(2)
Interest and debt expense	329	324	5	2
General and administrative expense	3,903	3,871	32	1
Total benefits and expenses	12,997	12,301	696	6
Pretax income	4,267	3,234	1,033	32
Income tax provision	866	678	188	28
Net income	$3,401	$2,556	$845	33%
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income increased $1.0 billion, or 32%, for 2024 compared to the prior year. The following impacts were significant drivers of the year-over-year change in pretax income:
•The favorable impact from the cumulative impact of wrap net inflows and improved transactional activity.
•A favorable impact from higher investment portfolio yields, along with higher investment balances driven by increased Ameriprise Bank, FSB (“Ameriprise Bank”) customer deposits, as well as higher structured variable annuities (“SVA”) balances.
•A favorable impact from higher average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, increased 23% in 2024 compared to the prior year.
•The market impact on non-traditional long-duration products, net of hedges was an expense of $153 million for 2024 compared to an expense of $608 million for the prior year.
•The unfavorable impact from the cumulative impact of Asset Management net outflows.

Index
Ameriprise Financial, Inc.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking, for the years ended December 31:

Pretax Increase (Decrease)	2024	2023
	(in millions)
Premiums, policy and contract charges	$(4)	$1
Total revenues	(4)	1

Interest credited to fixed accounts	(10)	—
Benefits, claims, losses and settlement expenses	(4)	(17)
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	4	(5)
Unlocking impact, excluding LTC	(24)	(6)
Total remeasurement (gains) losses of future policy benefit reserves	(20)	(11)
Change in fair value of market risk benefits	107	128
Total benefits and expenses	73	100
Pretax income (loss) (1)	$(77)	$(99)
(1) Includes a $17 million net benefit related to model changes associated with the market impact on IUL and SVA embedded derivatives for 2024, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking.
The primary driver of the unlocking impact was lowered surrender assumptions on variable annuities with living benefits resulting in an expense in 2024, partially offset by the updated claims incident rates on disability insurance. In the prior year, the primary driver of the unlocking impact was lowered surrender assumptions on variable annuities with living benefits resulting in an expense.
Net Revenues
Management and financial advice fees increased $1.2 billion, or 14%, for 2024 compared to the prior year primarily reflecting market appreciation and continued wrap account net inflows, partially offset by the cumulative impact of Asset Management and variable annuity net outflows.
Distribution fees increased $129 million, or 7%, for 2024 compared to the prior year primarily due to higher transactional activity and market appreciation, partially offset by $162 million of lower fees on off-balance sheet brokerage cash.
Net investment income increased $442 million, or 14%, for 2024 compared to the prior year primarily due to the following impacts:
•The favorable impact of growth in Ameriprise Bank customer deposits and SVA products.
•The favorable impact of higher investment portfolio yields.
Banking and deposit interest expense increased $101 million, or 18%, for 2024 compared to the prior year primarily reflecting higher average crediting rates and higher average balances on certificates and Ameriprise Bank cash deposits.
Expenses
Distribution expenses increased $946 million, or 19%, for 2024 compared to the prior year primarily reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as investments in recruiting experienced advisors, partially offset by the cumulative impact of Asset Management net outflows.
Interest credited to fixed accounts decreased $38 million, or 6%, for 2024 compared to the prior year primarily reflecting the following items:
•A $22 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $12 million for 2024 compared to an expense of $34 million for the prior year. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current year, which reflected model changes and more discounting due to higher Treasury rates.
•A $4 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $19 million for 2024 compared to an unfavorable impact of $15 million for the prior year.
•A decrease in expense driven by variable annuity net outflows.
Benefits, claims, losses and settlement expenses decreased $51 million, or 4%, for 2024 compared to the prior year primarily reflecting an $196 million decrease in expense from market impacts on SVA embedded derivative, net of hedging activity. This decrease was the result of a favorable $644 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $448 million change in the market impact on the SVA embedded derivative. This decrease was partially offset by the impact of higher sales of life contingent payout annuities and increased volume in SVAs.

Index
Ameriprise Financial, Inc.
Change in fair value of market risk benefits decreased $170 million, or 21%, for 2024 compared to the prior year primarily reflecting the following items:
•A $227 million decrease in expense from market impacts on variable annuity guaranteed benefits, net of hedges. This decrease was the result of a favorable $538 million change in the market impact on variable annuity guaranteed benefits reserves and an unfavorable $311 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for 2024 compared to the prior year.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for 2024 compared to the prior year.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for 2024 compared to the prior year.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for 2024 compared to the prior year.
•An increase in expense due to market appreciation on contractual fees.
General and administrative expense increased $32 million, or 1%, for 2024 compared to the prior year primarily reflecting higher volume related expenses and investments for business growth, increased severance expense related to our expense management initiatives and higher performance fee related compensation, partially offset by ongoing benefits from our initiatives to enhance operational efficiency and effectiveness, as well as prior year expenses including a $50 million accrual for a regulatory matter relating to electronic communication recordkeeping requirements and $62 million of integration related expenses associated with the acquisition of the BMO Global Asset Management (EMEA) business.
Income Taxes
Our effective tax rate was 20.3% for 2024 compared to 21.0% for the prior year. See Note 24 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
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
The following table presents summary financial information by segment:

	Years Ended December 31,
	2024	2023
	(in millions)
Advice & Wealth Management
Net revenues	$10,780	$9,418
Expenses	7,547	6,567
Adjusted operating earnings	$3,233	$2,851
Asset Management
Net revenues	$3,515	$3,278
Expenses	2,595	2,558
Adjusted operating earnings	$920	$720
Retirement & Protection Solutions
Net revenues	$3,773	$3,476
Expenses	3,047	2,791
Adjusted operating earnings	$726	$685
Corporate & Other
Net revenues	$454	$533
Expenses	897	853
Adjusted operating loss	$(443)	$(320)

Index
Ameriprise Financial, Inc.
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to our annual assumption updates, referred to as unlocking, for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2024		2023
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Premiums, policy and contract charges	$(5)	$—	$1	$—
Total revenues	(5)	—	1	—

Benefits, claims, losses and settlement expenses	4	—	(17)	—
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	—	4	—	(5)
Unlocking, excluding LTC	(24)	—	(6)	—
Total remeasurement (gains) losses of future policy benefit reserves	(24)	4	(6)	(5)
Change in fair value of market risk benefits	105	—	128	—
Total benefits and expenses	85	4	105	(5)
Pretax income (loss)	$(90)	$(4)	$(104)	$5
Advice & Wealth Management
The following table presents Advice & Wealth Management total client assets as of December 31:

	2024	2023
	(in billions)
Wrap assets (1)	$573.9	$488.2
Brokerage and other assets (1)	455.0	412.3
Total client assets	$1,028.9	$900.5
(1) Total cash balances (included in the wrap and brokerage and other assets above)	$85.4	$81.5
Total client assets increased $128.4 billion, or 14%, to $1.0 trillion compared to a year ago primarily due to market appreciation and client net inflows.
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2024	2023
	(in billions)
Beginning balance	$488.2	$412.1
Net flows	33.1	24.2
Market appreciation (depreciation) and other	52.6	51.9
Ending balance	$573.9	$488.2

Advisory wrap account assets ending balance (1)	$568.3	$483.3
Average advisory wrap account assets (2)	$528.3	$437.8
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average advisory wrap account assets are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the twelve months ended December 31, 2024 and 2023, which is reflective of our billing cycle.
Wrap account assets increased $85.7 billion, or 18%, to $573.9 billion during 2024 primarily due to market appreciation of $52.6 billion and net inflows of $33.1 billion. Average advisory wrap account assets increased $90.5 billion, or 21%, compared to the prior year primarily reflecting market appreciation and continued net inflows.

Index
Ameriprise Financial, Inc.
The following table presents client cash balances as of December 31:

Cash and Certificates Balances	2024	2023
	(in billions)
On-balance sheet - Ameriprise Bank	$22.3	$21.5
On-balance sheet - Ameriprise Certificate Company	11.2	13.5
On-balance sheet - broker dealer	2.3	2.4
Total on-balance sheet	$35.8	$37.4
Off-balance sheet - broker dealer	5.8	7.1
Total cash and certificate balances	$41.6	$44.5
Third party cash products (money market funds and brokered CDs)	43.8	37.0
Total client cash balances	$85.4	$81.5
Ameriprise Bank is continuing its deposit growth trend, with bank deposit balances increasing 4% from the prior year to $22.3 billion as of December 31, 2024. Ameriprise Certificate Company (“ACC”) client deposits decreased $2.3 billion from the prior year to $11.2 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during 2024. Third party cash products increased $6.8 billion to $43.8 billion driven by an increase of money market funds of $9.1 billion, partially offset by a decline in brokered CDs.
The following table presents assets supporting Ameriprise Bank deposits and ACC certificates as of December 31:

	Ameriprise Bank		ACC
	2024	2023	2024	2023
	(in millions)
Investments
Fixed and adjustable rate (1)	$16,766	$14,808	$6,769	$7,566
Floating rate (1)	3,463	5,354	4,253	5,569
Total Available-for-Sale securities	20,229	20,162	11,022	13,135
Cash and cash equivalents	2,537	2,001	824	913
Loans and other assets	1,316	944	150	183
Total assets supporting deposits or certificates	$24,082	$23,107	$11,996	$14,231
(1) Presented on an amortized cost basis.
•In Ameriprise Bank, interest-bearing assets included $20.2 billion of Available-for-Sale securities, $2.5 billion of cash and cash equivalents, and $1.3 billion of other assets, primarily loans. The Ameriprise Bank investment portfolio securities are mostly rated AAA and primarily consist of structured assets, of which 17% were floating rate and sensitive to changes in short-term interest rates as of December 31, 2024. We took action to reduce the floating rate allocation from 27% as of December 31, 2023. The duration of Ameriprise Bank investments was 3.6 years as of December 31, 2024 compared to 3.4 years as of December 31, 2023. In 2024, we purchased $5.3 billion of investments, which was primarily sourced from maturities and prepayments.
•In ACC, interest-bearing assets include $11.0 billion of Available-for-Sale securities, $0.8 billion of cash and cash equivalents, and $0.2 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AAA and primarily consist of structured assets and government bonds, of which 39% were floating rate and approximately 23% were 6-month Treasury Bills as of December 31, 2024. The duration of ACC investments was 1.1 years as of December 31, 2024 compared to 0.9 years as of December 31, 2023.

Index
Ameriprise Financial, Inc.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$6,492	$5,485	$1,007	18%
Distribution fees	2,453	2,273	180	8
Net investment income	2,195	1,956	239	12
Other revenues	302	265	37	14
Total revenues	11,442	9,979	1,463	15
Banking and deposit interest expense	662	561	101	18
Total net revenues	10,780	9,418	1,362	14
Expenses
Distribution expenses	5,823	4,888	935	19
Interest and debt expense	38	27	11	41
General and administrative expense	1,686	1,652	34	2
Total expenses	7,547	6,567	980	15
Adjusted operating earnings	$3,233	$2,851	$382	13%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $382 million, or 13%, for 2024 compared to the prior year. This growth reflected the benefit from market appreciation and increased advisor productivity through the cumulative impact of client net inflows and higher transactional revenue, as well as a $138 million increase in Net investment income, net of Banking and deposit interest expense. Pretax adjusted operating margin was 30.0% for 2024 compared to 30.3% for the prior year. Adjusted operating net revenue per advisor increased to $1,037,000 for 2024, up 13%, from $916,000 for the prior year.
Net Revenues
Management and financial advice fees increased $1.0 billion, or 18%, for 2024 compared to the prior year primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $90.5 billion, or 21%, compared to the prior year reflecting net inflows and market appreciation.
Distribution fees increased $180 million, or 8%, for 2024 compared to the prior year as non-brokerage cash revenue increased $342 million from strong transactional activity, including strong annuity sales and retail trading, along with market appreciation, while brokerage cash revenue decreased $162 million due to lower off-balance sheet brokerage cash balances and a lower average fee yield.
Net investment income increased $239 million, or 12%, for 2024 compared to the prior year primarily due to higher average invested assets and the favorable impact of higher average investment yields on the investment portfolios supporting the bank and certificate products. The Federal Reserve reduced rates in September, November, and December of 2024, lowering the federal funds effective rate an average of 67 basis points in the fourth quarter compared to the year ago quarter. These rate cuts also impacted various short-term benchmark rates, upon which our floating rate securities and cash rates are indexed, which unfavorably impacted net investment income in the second half of 2024.
Banking and deposit interest expense increased $101 million, or 18%, for 2024 compared to the prior year primarily reflecting higher average crediting rates and higher average balances on certificates and bank cash deposits.
•The average certificate reserve balance for ACC was $12.5 billion for 2024 compared to $11.8 billion for the prior year with the average crediting rate of 4.40% for 2024 compared to 3.96% for 2023.
•The daily average interest-bearing deposit balance for the Ameriprise Bank increased to $21.5 billion for 2024 compared to $20.4 billion for the prior year with the average interest rate paid on deposits increasing to 0.44% for 2024 from 0.41% for 2023, which included both cash sweep and savings products.
Expenses
Distribution expenses increased $935 million, or 19%, for 2024 compared to the prior year primarily reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as continued investments in recruiting experienced advisors.
General and administrative expense increased $34 million, or 2%, for 2024 compared to the prior year primarily reflecting higher volume related expenses and investments for business growth, partially offset by a $50 million accrual for a regulatory matter relating to electronic communication recordkeeping requirements in the prior year.

Index
Ameriprise Financial, Inc.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of December 31, 2024:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	68%	69%	79%	87%
Fixed Income	69%	69%	80%	93%
Asset Allocation	89%	67%	82%	91%

4- or 5-star Morningstar Rated Funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	108	73	79	99
(1) Retail Fund performance rankings for each fund are measured on a consistent basis against the most appropriate peer group or index. Peer groupings of Columbia funds are defined by Lipper category and are based on the Primary Share Class (i.e., Institutional if available, otherwise Institutional 3 share class), net of fees. Peer groupings of Threadneedle funds are defined by either IA or Morningstar index and are based on the Primary Share Class. Comparisons to Index are measured gross of fees.
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 89 Columbia funds rated (based on primary share class), 5 received a 5-star Overall Rating and 35 received a 4-star Overall Rating. Out of 137 Threadneedle funds rated (based on highest-rated share class), 20 received a 5-star Overall Rating and 48 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.
The following table presents managed assets by type:

	December 31,		Change		Average (1)		Change
					December 31,
	2024	2023			2024	2023
	(in billions)				(in billions)
Equity	$343.0	$323.0	$20.0	6%	$340.1	$309.2	$30.9	10%
Fixed income	231.5	238.4	(6.9)	(3)	234.3	221.7	12.6	6
Money market	20.3	23.8	(3.5)	(15)	21.9	22.6	(0.7)	(3)
Alternative	30.9	33.5	(2.6)	(8)	32.7	34.5	(1.8)	(5)
Hybrid and other	19.2	18.2	1.0	5	19.0	17.3	1.7	10
Total managed assets	$644.9	$636.9	$8.0	1%	$648.0	$605.3	$42.7	7%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
Ameriprise Financial, Inc.
The following table presents the changes in global assets under management and advisement:

	Years Ended December 31,
	2024	2023
	(in billions)
Global Retail Funds
Beginning managed assets	$334.9	$309.3
Inflows	54.9	47.9
Outflows	(68.5)	(65.2)
Net VP/VIT fund flows	(6.6)	(5.0)
Net new flows	(20.2)	(22.3)
Reinvested dividends	14.3	8.1
Net flows	(5.9)	(14.2)
Distributions	(16.2)	(9.4)
Market appreciation (depreciation) and other	41.2	45.1
Foreign currency translation (1)	(1.3)	4.1
Total ending managed assets	352.7	334.9

Global Institutional
Beginning managed assets	302.0	274.7
Inflows (2)	35.8	42.7
Outflows (2)	(50.3)	(45.7)
Net flows	(14.5)	(3.0)
Market appreciation (depreciation) and other (3)	7.4	21.9
Foreign currency translation (1)	(2.7)	8.4
Total ending managed assets	292.2	302.0
Total managed assets	644.9	636.9
Total assets under advisement (4)	35.6	26.2
Total assets under management and advisement	$680.5	$663.1

Total assets under management net flows	$(20.4)	$(17.2)
Model delivery assets under advisement flows (5)	2.8	0.7
Total assets under management and advisement flows (5)	$(17.6)	$(16.5)

Legacy insurance partners net flows (6)	$(11.7)	$(4.3)
(1) Amounts represent local currency to U.S. dollar translation for reporting purposes.
(2) Global Institutional inflows and outflows include net flows from our SVA product and Ameriprise Bank.
(3) Included in Market appreciation (depreciation) and other for Global Institutional is the change in affiliated general account balance, excluding net flows related to our structured variable annuity product and Ameriprise Bank.
(4) Assets under advisement are presented on a one-quarter lag.
(5) Assets under advisement flows are estimated flows based on the period-to-period change in assets less calculated performance based on strategy returns on a one-quarter lag.
(6) Legacy insurance partners assets and net flows are included in the rollforwards above.
Total segment AUM increased $8.0 billion, or 1%, during 2024 primarily driven by equity market appreciation, partially offset by net outflows. Net outflows were $20.4 billion for 2024 and included an $8.0 billion asset transfer related to a legacy insurance partner. Model delivery assets under advisement increased $9.4 billion, or 36%, with net inflows of $2.8 billion for 2024 compared to $0.7 billion for the prior year.

Index
Ameriprise Financial, Inc.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$3,051	$2,844	$207	7%
Distribution fees	388	363	25	7
Net investment income	55	44	11	25
Other revenues	21	27	(6)	(22)
Total revenues	3,515	3,278	237	7
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,515	3,278	237	7
Expenses
Distribution expenses	989	925	64	7
Amortization of deferred acquisition costs	7	6	1	17
Interest and debt expense	7	7	—	—
General and administrative expense	1,592	1,620	(28)	(2)
Total expenses	2,595	2,558	37	1
Adjusted operating earnings	$920	$720	$200	28%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $200 million, or 28%, for 2024 compared to the prior year primarily due to equity market appreciation and the positive impact from expense management actions, partially offset by the cumulative impact of net outflows.
Net Revenues
Management and financial advice fees increased $207 million, or 7%, for 2024 compared to the prior year primarily driven by market appreciation and an increase in performance fees, partially offset by the cumulative impact of net outflows.
Distribution fees increased $25 million, or 7%, for 2024 compared to the prior year primarily due to market appreciation, partially offset by the cumulative impact from net outflows.
Expenses
Distribution expenses increased $64 million, or 7%, for 2024 compared to the prior year primarily due to market appreciation, partially offset by the cumulative impact of net outflows.
General and administrative expense decreased $28 million, or 2%, for 2024 compared to the prior year primarily reflecting the benefits from our initiatives to enhance operational efficiency and effectiveness, partially offset by $17 million of higher performance fee related compensation and an impairment of intangible assets primarily related to certain customer relationships.

Index
Ameriprise Financial, Inc.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2024	2023
	(in millions)
Revenues
Management and financial advice fees	$768	$735	$33	4%
Distribution fees	422	398	24	6
Net investment income	1,080	858	222	26
Premiums, policy and contract charges	1,496	1,475	21	1
Other revenues	7	10	(3)	(30)
Total revenues	3,773	3,476	297	9
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,773	3,476	297	9
Expenses
Distribution expenses	515	464	51	11
Interest credited to fixed accounts	367	369	(2)	(1)
Benefits, claims, losses and settlement expenses	927	744	183	25
Remeasurement (gains) losses of future policy benefit reserves	(36)	(19)	(17)	(89)
Change in fair value of market risk benefits	684	628	56	9
Amortization of deferred acquisition costs	227	229	(2)	(1)
Interest and debt expense	45	51	(6)	(12)
General and administrative expense	318	325	(7)	(2)
Total expenses	3,047	2,791	256	9
Adjusted operating earnings	$726	$685	$41	6%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $41 million, or 6%, for 2024 compared to the prior year.
Variable annuity account balances increased 6% to $85.7 billion as of December 31, 2024 compared to the prior year due to market appreciation, partially offset by net outflows of $3.7 billion. Variable annuity sales increased 26% to $5.0 billion for 2024 compared to the prior year reflecting an increase in sales of SVAs. Account values with living benefit riders declined to 50% as of December 31, 2024 compared to 54% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Management and financial advice fees increased $33 million, or 4%, for 2024 compared to the prior year primarily reflecting market appreciation, partially offset by the impact from variable annuity net outflows.
Distribution fees increased $24 million, or 6%, for 2024 compared to the prior year primarily reflecting market appreciation and higher sales, partially offset by variable annuity net outflows.
Net investment income, which excludes net realized investment gains or losses, increased $222 million, or 26%, for 2024 compared to the prior year primarily due to increased SVA balances and higher investment portfolio yields from investment portfolio repositioning.
Premiums, policy and contract charges increased $21 million, or 1%, for 2024 compared to the prior year due to higher sales of life contingent payout annuities.
Expenses
Distribution expenses increased $51 million, or 11%, for 2024 compared to the prior year primarily reflecting higher sales of SVAs and market appreciation.
Benefits, claims, losses and settlement expenses, which exclude the market impact on SVA indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $183 million, or 25%, for 2024 compared to the prior year primarily reflecting increased volume in SVAs and the impact of higher sales of life contingent payout annuities.

Index
Ameriprise Financial, Inc.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), increased $56 million, or 9%, for 2024 compared to the prior year primarily reflecting market appreciation on contractual fees.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2024	2023
	(in millions)
Revenues
Distribution fees	$1	$1	$—	—%
Net investment income	203	247	(44)	(18)
Premiums, policy and contract charges	94	96	(2)	(2)
Other revenues	186	209	(23)	(11)
Total revenues	484	553	(69)	(12)
Banking and deposit interest expense	30	20	10	50
Total net revenues	454	533	(79)	(15)
Expenses
Distribution expenses	(10)	(10)	—	—
Interest credited to fixed accounts	216	234	(18)	(8)
Benefits, claims, losses and settlement expenses	217	236	(19)	(8)
Remeasurement (gains) losses of future policy benefit reserves	(8)	(1)	(7)	NM
Amortization of deferred acquisition costs	8	11	(3)	(27)
Interest and debt expense	108	97	11	11
General and administrative expense	366	286	80	28
Total expenses	897	853	44	5
Adjusted operating loss	$(443)	$(320)	$(123)	(38)%
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
Our Corporate & Other segment pretax adjusted operating loss increased $123 million, or 38%, for 2024 compared to the prior year, reflecting lower net investment income along with higher severance and technology expenses.
LTC insurance had pretax adjusted operating earnings of $58 million for 2024 compared to pretax adjusted operating earnings of $29 million for the prior year primarily reflecting improved claims experience and the benefit of investment portfolio repositioning.
FA business had a pretax adjusted operating loss of $28 million for 2024 compared to a pretax adjusted operating loss of $29 million for the prior year. Fixed deferred annuity account balances declined 10% to $5.7 billion as of December 31, 2024, compared to the prior year as policies continue to lapse.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $44 million, or 18%, for 2024 compared to the prior year primarily due to a $12 million benefit in our affordable housing partnerships in the prior year, as well as adjustments and updates made in the fourth quarter of 2023 to the allocation of investment income across business segments that reflected increased market volatility and the interest rate environment.
Other revenues decreased $23 million, or 11%, for 2024 compared to the prior year primarily reflecting the yield on deposit receivables arising from reinsurance transactions.

Index
Ameriprise Financial, Inc.
Expenses
General and administrative expense, which excludes integration and restructuring charges and expenses attributable to CIEs, increased $80 million, or 28%, for 2024 compared to the prior year primarily reflecting $32 million of higher severance expenses associated with our initiatives to enhance operational efficiency and effectiveness and expenses to accelerate our transition to cloud-based technology.
Closed Block LTC Insurance
As of December 31, 2024, our nursing home indemnity LTC block had approximately $63 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 50% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 84 and the average attained age of policyholders on claim is 89. Fifty-four percent of daily benefits in force in this block are lifetime benefits.
As of December 31, 2024, our comprehensive reimbursement LTC block had approximately $111 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 80 and the average attained age of policyholders on claim is 86. Thirty-four percent of daily benefits in force in this block are lifetime benefits.
We utilize three primary levers to manage our LTC business. First, we have taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 268% on our nursing home indemnity LTC block (excluding home care riders) and 164% on our comprehensive reimbursement LTC block as of December 31, 2024. Second, we have a reserving process that reflects the policy features and risk characteristics of our blocks. As of December 31, 2024, we had 46,000 policies that were closed with claim activity, as well as 7,000 open claims. We apply this experience to our in force policies, which were 75,000 as of December 31, 2024, at a very granular level by issue year, attained age and benefit features. Our statutory reserves are $346 million higher than our GAAP reserves as they include margins on key assumptions for morbidity and mortality and include $330 million in asset adequacy reserves as of December 31, 2024. Lastly, we have prudently managed our investment portfolio primarily through a liquid, investment grade portfolio.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of December 31, 2024. As our estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $496 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2024 credit spreads.

Index
Ameriprise Financial, Inc.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the year ended December 31, 2024. At December 31, 2024 and 2023, we had $8.1 billion and $7.5 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At December 31, 2024 and 2023, Ameriprise Financial, Inc. had $856 million and $544 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity for Ameriprise Financial, Inc. include a line of credit with an affiliate up to $714 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in November 2029. Management’s estimate of liquidity available to the Ameriprise Financial, Inc. in a volatile and uncertain economic environment as of December 31, 2024 was $2.1 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2024, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remained in compliance with all such covenants as of December 31, 2024.
In addition, we have access to collateralized borrowings, which may include repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of December 31, 2024 and 2023, we had $8.5 billion and $8.6 billion, respectively, of estimated borrowing capacity under the FHLB facilities, of which $201 million was outstanding as of both December 31, 2024 and 2023, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities. In addition, Ameriprise Bank maintains access to borrowings from the Federal Reserve which are collateralized with residential mortgage backed securities, commercial mortgage backed securities and corporate debt securities. As of December 31, 2024 and 2023, we estimated $11.9 billion and $12.3 billion, respectively, of borrowing capacity from the Federal Reserve in addition to the FHLB capacity and there were no outstanding obligations.
Short-term contractual obligations for the year 2025 include investment certificate maturities of $10.8 billion and estimated insurance and annuity benefits of $2.8 billion in addition to operating liquidity needs and maturing long-term debt in April 2025 of $500 million. We also hold banking and brokerage deposits of $24.6 billion that are payable on demand. Long-term contractual obligations for years after 2025 include estimated insurance and annuity benefits of $57.7 billion.
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
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” (“BBA”) for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. For information on the impact of the BBA, see “Business - Regulation - Federal Banking and Financial Holding Company Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K.
On August 16, 2022, federal legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax (“CAMT”) and the share repurchase excise tax. Both the CAMT and share repurchase tax were effective beginning in 2023. We are an applicable corporation required to compute CAMT; and, based on current estimates, we recorded a CAMT liability for 2024. The U.S. Department of the Treasury issued proposed CAMT regulations in the third quarter of 2024. The proposed regulations are subject to public review and comment prior to finalizing. The Company is evaluating the potential impact of the proposed regulations. We are a covered corporation subject to the 1% excise tax on the net shares repurchased. We have recorded in shareholders’ equity an estimate of the excise tax liability based on our interpretation of the current guidance. As additional guidance is issued related to the IRA, we will continue to evaluate any impact to our consolidated financial statements.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. Various jurisdictions in which we operate have enacted or substantively enacted Pillar Two legislation that became effective beginning January 1, 2024. We intend to rely on Pillar Two transitional safe harbors where available, and based on the current estimate, the tax impact is not material to the consolidated financial statements. We continue to monitor the adoption and implementation of these rules and evaluate the potential impact on our consolidated financial statements.

Index
Ameriprise Financial, Inc.
Dividends from Subsidiaries
Ameriprise Financial, Inc. is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, ACC, Ameriprise Bank, AMPF Holding, LLC, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp. (“CMIS”), our investment advisory company, Columbia Management Investment Advisers, LLC (“CMIA”), TAM UK International Holdings Ltd., which includes Ameriprise International Holdings GmbH within its organizational structure, and Columbia Threadneedle Investments UK International Ltd. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements. For example, RiverSource Life payments in excess of statutory unassigned funds require advanced notice to the Minnesota Department of Commerce (“MN DOC”), RiverSource Life’s primary regulator, and are subject to potential disapproval. In addition, dividends and other distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advanced notice to MN DOC, and are subject to potential disapproval.
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
ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the SEC and MN DOC. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets.
Actual capital and the regulatory capital requirement for TAM UK International Holdings Ltd. and Columbia Threadneedle Investments UK International Ltd. are calculated and reported as a single consolidated group under TAM UK International Holdings Ltd. Required capital for these entities is predominantly based on the requirements specified by its regulator, the Financial Conduct Authority (“FCA”), under its Capital Adequacy Requirements for investment firms. Required capital reflects 110% of the Own Funds Threshold Requirement (“OFTR”) and is determined by the group through its ongoing Internal Capital Adequacy and Risk Assessment (“ICARA”) process.

Index
Ameriprise Financial, Inc.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
RiverSource Life (1)	$2,700	$3,093	$489	$512
RiverSource Life of NY (1)	219	244	38	40
ACC (3)(4)	644	765	596	717
TAM UK International Holdings Ltd.(5)	692	706	265	317
Ameriprise Bank, FSB (6)	1,763	1,715	1,199	1153
AFS (2)(3)	113	101	#	#
Ameriprise Captive Insurance Company (2)	36	39	13	11
Ameriprise Trust Company (2)	74	62	51	45
AEIS (2)(3)	141	171	30	29
RiverSource Distributors, Inc. (2)(3)	13	13	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	19	17	#	#
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2024 and 2023.
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
The following table presents dividends paid or return of capital to the parent holding company, net of capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2024	2023	2022
	(in millions)
RiverSource Life	$600	$600	$600
Ameriprise Bank	675	475	(395)
ACC	225	(131)	(168)
CMIA	490	435	480
CMIS	—	20	—
TAM UK International Holdings Ltd.	(20)	184	—
Ameriprise Advisor Capital, LLC	225	(178)	78
Ameriprise Captive Insurance Company	10	5	—
AMPF Holding, LLC	1,685	1,370	1,375
Ameriprise India	—	13	6
Columbia Threadneedle Investments UK International Ltd.	46	—	—
Columbia Threadneedle Canada, Inc.	1	—	—
Ameriprise Holdings, Inc.	—	(15)	—
Total	$3,937	$2,778	$1,976
In 2009, RiverSource Life established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with our domiciliary regulator

Index
Ameriprise Financial, Inc.
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $593 million and $569 million for the years ended December 31, 2024 and 2023, respectively. On January 29, 2025, we announced a quarterly dividend of $1.48 per common share. The dividend will be paid on February 28, 2025 to our shareholders of record at the close of business on February 10, 2025.
In July 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. As of December 31, 2024, we had $888 million remaining under this share repurchase authorization. We intend to fund share repurchases through existing excess capital, future free cash flow generation and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2024, we repurchased a total of 4.9 million shares of our common stock at an average price of $453.15 per share.
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
Operating Activities
Net cash provided by operating activities increased $1.9 billion to $6.6 billion for the year ended December 31, 2024 compared to $4.7 billion for the prior year primarily reflecting earnings from our fee based business operations, reduced net cash outflows in brokerage deposits, lower income taxes paid, and higher investment income.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and in recent quarters is significantly affected by the net flows of our face amount certificates and bank deposit activity.
Net cash used in investing activities decreased $8.7 billion to $551 million for the year ended December 31, 2024 compared to $9.3 billion for the prior year driven by a $6.5 billion increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, a $1.6 billion increase in proceeds from sales of Available-for-Sale securities and a $1.2 billion decrease in purchases of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities was $5.2 billion for the year ended December 31, 2024 compared to net cash provided by financing activities of $4.4 billion for the prior year. The decrease in net cash provided by financing activities primarily reflects a $6.4 billion decrease in net cash flows from investment certificates and a $2.4 billion decrease in the change in banking deposits, net. After a period of growth during a rising interest rate environment, our face amount certificates experienced net outflows during 2024.
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

Index
Ameriprise Financial, Inc.
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
•failures or defaults by counterparties to our reinsurance arrangements;
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

Index
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2024:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(348)	$2	$(346)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(845)	702	(143)
Indexing feature for structured variable annuities	1,022	(1,043)	(21)
Total variable annuity and structured variable annuity benefits	177	(341)	(164)
IUL insurance	60	(59)	1
Total	$(111)	$(398)	$(509)	(2)

Index
Ameriprise Financial, Inc.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(62)	$—	$(62)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,044	(776)	268
Indexing feature for structured variable annuities	(12)	174	162
Total variable annuity and structured variable annuity benefits	1,032	(602)	430
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	41	—	41
Banking deposits	49	—	49
Brokerage client cash balances	52	—	52
Certificates	1	—	1
IUL insurance	15	3	18
Total	$1,128	$(599)	$529
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(346) million as of December 31, 2024.
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. As of December 31, 2024, the value of our assets under management was $1.2 trillion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We currently only hedge certain equity price risk for this exposure, primarily using futures and swaps. We currently do not hedge any of the interest rate risk for this exposure.
Market Risk Benefits
The total contract value of all variable annuities as of December 31, 2024 was $85.7 billion. See Note 13 to our Consolidated Financial Statements for details of the reserves associated with market risk benefits. The changes in fair value of variable annuity market risk benefits are recorded through earnings, with the exception of the portion of the change in fair value due to a change in our nonperformance risk, which is recognized in other comprehensive income (loss). Fair value is calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.
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

Index
Ameriprise Financial, Inc.
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
Structured Variable Annuities
Structured variable annuities offer the contractholder the ability to allocate account value to either an account that earns fixed interest (fixed account) or an account that is impacted by the performance of various equity indices (indexed account) subject to a cap, floor or buffer. Our earnings are based upon the spread between investment income earned and the credits made to the fixed account and benefits reflected in an indexed account of the structured variable annuities. As of December 31, 2024, we had $16.3 billion in liabilities related to structured variable annuities.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $41.9 billion in Policyholder account balances, future policy benefits and claims as of December 31, 2024, $15.9 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2026 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.1 billion and 4.7%, respectively, as of December 31, 2024. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $23.3 billion and had a weighted average yield of 4.6% as of December 31, 2024. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2024 was approximately 5.4%.
The reinvestment of proceeds from maturities, calls and prepayments at rates above the current portfolio yields will create potential upside impact to future operating results. In this volatile rate environment, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may update the crediting rates on our fixed products when warranted, subject to guaranteed minimums.

Index
Ameriprise Financial, Inc.
See Note 11 to our Consolidated Financial Statements for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2024 and 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
Banking Deposits and Brokerage Client Cash Balances
We pay interest on banking deposits and certain brokerage client cash balances and have the ability to reset these rates from time to time based on prevailing economic and business conditions. We earn revenue to fund the interest paid from interest-earning assets or fees from off-balance sheet deposits at Federal Deposit Insurance Corporation insured institutions, which are indexed to short-term interest rates. In general, the change in interest paid lags the change in revenues earned. As of December 31, 2024 we had $22.3 billion of bank deposits and $2.3 billion of brokerage deposits.
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from 3 months to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. As of December 31, 2024 we had $11.1 billion related to reserves for our fixed rate certificate products.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2024, we had $2.9 billion in liabilities related to the indexed accounts of IUL.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds related to our net investment in Threadneedle, which was approximately £1.3 billion as of December 31, 2024. We also have exposure related to operations in foreign countries to Euros, Indian Rupees and other currencies. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. As of December 31, 2024, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
Interest Rate Risk on External Debt
The stated interest rates on our $2.9 billion of senior unsecured notes are fixed.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2024, our largest reinsurance credit risks are related to coinsurance treaties with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company and with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 and Note 8 to our Consolidated Financial Statements for additional information on reinsurance.

Index
Ameriprise Financial, Inc.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Index
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of market risk benefits
As described in Notes 2 and 13 to the consolidated financial statements, market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Market risk benefits are measured at fair value, at the individual contract level, using a non-option-based valuation approach or an option-based valuation approach, dependent upon the fee structure of the contract. The significant assumptions used by management to develop the fair value measurements of market risk benefits include utilization of guaranteed withdrawals, surrender rate, market volatility, nonperformance risk and mortality rate. As of December 31, 2024, the market risk benefits asset was $2,182 million and the market risk benefits liability was $1,263 million.
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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 20, 2025

We have served as the Company’s auditor since 2010.

Index
Ameriprise Financial, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$10,143	$8,907	$9,033
Distribution fees	2,060	1,931	1,939
Net investment income	3,648	3,206	1,474
Premiums, policy and contract charges	1,559	1,539	1,397
Other revenues	516	513	491
Total revenues	17,926	16,096	14,334
Banking and deposit interest expense	662	561	76
Total net revenues	17,264	15,535	14,258
Benefits and expenses
Distribution expenses	6,024	5,078	4,935
Interest credited to fixed accounts	616	654	665
Benefits, claims, losses and settlement expenses	1,299	1,350	242
Remeasurement (gains) losses of future policy benefit reserves	(44)	(20)	1
Change in fair value of market risk benefits	628	798	311
Amortization of deferred acquisition costs	242	246	252
Interest and debt expense	329	324	198
General and administrative expense	3,903	3,871	3,723
Total benefits and expenses	12,997	12,301	10,327
Pretax income	4,267	3,234	3,931
Income tax provision	866	678	782
Net income	$3,401	$2,556	$3,149

Earnings per share
Basic	$33.67	$24.18	$28.29
Diluted	$33.05	$23.71	$27.70
See Notes to Consolidated Financial Statements.

Index
Ameriprise Financial, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Net income	$3,401	$2,556	$3,149
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(211)	802	(3,076)
Net unrealized gains (losses) on derivatives	—	2	(1)
Effect of changes in discount rate assumptions on certain long-duration contracts	153	(54)	861
Effect of changes in instrument-specific credit risk on market risk benefits	(62)	(65)	407
Defined benefit plans	15	15	76
Foreign currency translation adjustment	(37)	80	(171)
Total other comprehensive income (loss), net of tax	(142)	780	(1,904)
Total comprehensive income (loss)	$3,259	$3,336	$1,245
See Notes to Consolidated Financial Statements.

Index
Ameriprise Financial, Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$8,149	$7,477
Cash of consolidated investment entities	373	87
Investments (allowance for credit losses: 2024, $25; 2023, $22)	56,423	55,489
Investments of consolidated investment entities, at fair value	2,387	2,099
Market risk benefits	2,182	1,427
Separate account assets	78,114	77,457
Receivables (allowance for credit losses: 2024, $69; 2023, $81)	14,472	15,078
Receivables of consolidated investment entities, at fair value	31	28
Deferred acquisition costs	2,677	2,713
Restricted and segregated cash, cash equivalents and investments	1,444	1,635
Other assets	15,149	11,700
Other assets of consolidated investment entities, at fair value	2	1
Total assets	$181,403	$175,191

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$41,873	$37,545
Market risk benefits	1,263	1,762
Separate account liabilities	78,114	77,457
Customer deposits	35,826	37,321
Short-term borrowings	201	201
Long-term debt	2,842	3,399
Debt of consolidated investment entities, at fair value	2,429	2,155
Accounts payable and accrued expenses	2,704	2,603
Other liabilities	10,609	7,974
Other liabilities of consolidated investment entities, at fair value	314	45
Total liabilities	176,175	170,462

Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 337,729,050 and 336,780,893, respectively)	3	3
Additional paid-in capital	10,141	9,824
Retained earnings	24,713	21,905
Treasury shares, at cost (241,562,357 and 236,607,681 shares, respectively)	(27,721)	(25,237)
Accumulated other comprehensive income (loss), net of tax	(1,908)	(1,766)
Total equity	5,228	4,729
Total liabilities and equity	$181,403	$175,191
See Notes to Consolidated Financial Statements.

Index
Ameriprise Financial, Inc.
Consolidated Statements of Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except share data)
Balances at January 1, 2022	110,861,010	$3	$9,220	$17,322	$(21,066)	$(642)	$4,837
Net income	—	—	—	3,149	—	—	3,149
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,904)	(1,904)
Dividends to shareholders	—	—	—	(553)	—	—	(553)
Repurchase of common shares	(7,371,332)	—	—	—	(2,095)	—	(2,095)
Share-based compensation plans	1,789,312	—	297	—	72	—	369
Balances at December 31, 2022	105,278,990	3	9,517	19,918	(23,089)	(2,546)	3,803
Net income	—	—	—	2,556	—	—	2,556
Other comprehensive income (loss), net of tax	—	—	—	—	—	780	780
Dividends to shareholders	—	—	—	(569)	—	—	(569)
Repurchase of common shares	(6,659,042)	—	—	—	(2,212)	—	(2,212)
Share-based compensation plans	1,553,264	—	307	—	64	—	371
Balances at December 31, 2023	100,173,212	3	9,824	21,905	(25,237)	(1,766)	4,729
Net income	—	—	—	3,401	—	—	3,401
Other comprehensive income (loss), net of tax	—	—	—	—	—	(142)	(142)
Dividends to shareholders	—	—	—	(593)	—	—	(593)
Repurchase of common shares	(5,717,527)	—	—	—	(2,566)	—	(2,566)
Share-based compensation plans	1,711,008	—	317	—	82	—	399
Balances at December 31, 2024	96,166,693	$3	$10,141	$24,713	$(27,721)	$(1,908)	$5,228
See Notes to Consolidated Financial Statements.

Index

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Cash Flows from Operating Activities
Net income	$3,401	$2,556	$3,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(159)	(154)	(40)
Deferred income tax expense (benefit)	125	18	155
Share-based compensation	193	187	170
Net realized investment (gains) losses	15	47	(1)
Net trading (gains) losses	(7)	(9)	16
Loss from equity method investments	19	27	36
Impairments and provision for loan and credit losses	9	(16)	98
Net (gains) losses of consolidated investment entities	(13)	23	17
Changes in operating assets and liabilities
Restricted and segregated investments	102	(8)	(96)
Deferred acquisition costs	36	64	67
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	3,831	3,071	623
Derivatives, net of collateral	(1,696)	(624)	315
Receivables	215	276	39
Brokerage deposits	(55)	(781)	(345)
Accounts payable and accrued expenses	105	354	(219)
Current income tax, net	200	(387)	116
Other operating assets and liabilities of consolidated investment entities, net	1	(5)	2
Other, net	273	46	305
Net cash provided by (used in) operating activities	6,595	4,685	4,407

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	2,340	734	1,306
Maturities, sinking fund payments and calls	15,684	9,230	7,621
Purchases	(18,536)	(19,694)	(22,034)
Proceeds from sales, maturities and repayments of mortgage loans	175	152	169
Funding of mortgage loans	(413)	(284)	(207)
Proceeds from sales, maturities and collections of other investments	123	145	96
Purchase of other investments	(158)	(116)	(99)
Purchase of investments by consolidated investment entities	(1,125)	(427)	(961)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,117	643	615
Purchase of land, buildings, equipment and software	(176)	(184)	(182)
Cash paid for written options with deferred premiums	(57)	(59)	(619)
Cash received from written options with deferred premiums	22	43	204
Cash returned (paid) for acquisition of business, net of cash acquired	—	—	34
Cash paid for deposit receivables	(33)	(39)	(45)
Cash received for deposit receivables	592	774	550
Other, net	(106)	(180)	(31)
Net cash provided by (used in) investing activities	$(551)	$(9,262)	$(13,583)
See Notes to Consolidated Financial Statements.

Index

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$4,942	$11,193	$8,343
Maturities, withdrawals and cash surrenders	(7,212)	(7,039)	(4,339)
Policyholder account balances:
Deposits and other additions	1,470	1,476	1,169
Net transfers from (to) separate accounts	(176)	(132)	(162)
Surrenders and other benefits	(1,765)	(2,102)	(1,459)
Change in banking deposits, net	809	3,193	6,885
Cash paid for purchased options with deferred premiums	(148)	(53)	(197)
Cash received for purchased options with deferred premiums	229	251	378
Issuance of long-term debt, net of issuance costs	—	1,335	495
Repayments of long-term debt	(561)	(760)	(510)
Dividends paid to shareholders	(574)	(550)	(534)
Repurchase of common shares	(2,448)	(2,127)	(1,978)
Borrowings of consolidated investment entities	1,273	—	341
Repayments of debt by consolidated investment entities	(1,004)	(275)	(4)
Other, net	—	1	2
Net cash provided by (used in) financing activities	(5,165)	4,411	8,430
Effect of exchange rate changes on cash	(10)	31	(68)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	869	(135)	(814)
Cash and cash equivalents, including amounts restricted at beginning of period	8,620	8,755	9,569
Cash and cash equivalents, including amounts restricted at end of period	$9,489	$8,620	$8,755

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$834	$682	$152
Interest paid by consolidated investment entities	176	177	75
Income taxes paid, net	496	1,036	500
Leased assets obtained in exchange for operating lease liabilities	39	67	47
		December 31,
		2024	2023
		(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents		$8,149	$7,477
Cash of consolidated investment entities		373	87
Restricted and segregated cash, cash equivalents and investments		1,444	1,635
Less: Restricted and segregated investments		(477)	(579)
Total cash and cash equivalents, including amounts restricted per consolidated statements of cash flows		$9,489	$8,620
See Notes to Consolidated Financial Statements.

Index

Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements
1.  Basis of Presentation
Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The foreign operations of Ameriprise Financial, Inc. (“Ameriprise Financial”) are conducted primarily through Columbia Threadneedle Investments UK International Limited, TAM UK International Holdings Limited and Ameriprise Asset Management Holdings Singapore (Pte.) Ltd. and their respective subsidiaries (collectively, “Threadneedle”).
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses are translated at average daily exchange rates during the period. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income (loss) (“AOCI”). The determination of the functional currency is based on the primary economic environment in which the entity operates. Gains and losses from foreign currency transactions are included in General and administrative expenses.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Available-for-Sale securities are impaired when the fair value of an investment is less than its amortized cost. When an Available-for-Sale security is impaired, the Company first assesses whether or not: (i) it has the intent to sell the security (i.e., made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions exist, the Company recognizes an impairment by reducing the book value of the security for the difference between the investment’s amortized cost and its fair value with a corresponding charge to earnings. Subsequent increases in the fair value of Available-for-Sale securities that occur in periods after a write-down has occurred are recorded as unrealized gains in other comprehensive income (loss) (“OCI”), while subsequent decreases in fair value would continue to be recorded as reductions of book value with a charge to earnings.
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
The Company offers loans to financial advisors primarily for recruiting, transitional cost assistance, retention purposes, practice operations, and growth strategies. These advisor loans are generally repaid over a five- to ten-year period. If the financial advisor is no longer affiliated with the Company, the unpaid balances generally become immediately due.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
As of December 31, 2024 and 2023, land, buildings, equipment and software were $733 million and $681 million, respectively, net of accumulated depreciation of $2.0 billion and $1.9 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $142 million, $151 million and $142 million, respectively.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The deferred acquisition costs (“DAC”) associated with insurance policies or annuity contracts that are significantly

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
modified or internally replaced with another contract are accounted for as write-offs. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
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
Deferred Sales Inducement Costs
Deferred sales inducements are contract features that are intended to attract new customers or to persuade existing customers to keep their current policy. Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized on a constant level basis using the same methodology and assumptions used to amortize DAC. Deferred sales inducement costs (“DSIC”) is recorded in Other assets and amortization of DSIC is recorded in Benefits, claims, losses and settlement expenses.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance products and life contingent payout annuity products.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Unearned Revenue Liability
The Company’s UL and VUL policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods. These charges are deferred as unearned revenue and amortized using the same assumptions and factors used to amortize DAC. The unearned revenue liability is recorded in Other liabilities and the amortization is recorded in Premiums, policy and contract charges.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Changes in tax rates and tax law are accounted for in the period of enactment. Deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates and the effect is included in net income.
Revenue Recognition
Mortality and expense risk fees are generally calculated as a percentage of the fair value of assets held in separate accounts and recognized when assessed within Premiums, policy and contract charges.
Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and updated future payment assumptions and a catch-up adjustment is recorded in the current period. In addition, the new effective yield, which reflects anticipated future payments, is used prospectively. Realized gains and losses on the sale of securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.
Premiums on traditional life, DI and LTC insurance and life contingent payout annuities are net of reinsurance ceded and are recognized as revenue when due.
Variable annuity guaranteed benefit rider charges and cost of insurance charges on UL and VUL insurance and contract charges (net of reinsurance premiums and cost of reinsurance for UL insurance products) and surrender charges on annuities and UL and VUL insurance are recognized as revenue when assessed within Premiums, policy and contract charges.
See Note 4 for further discussion of accounting policies on revenue from contracts with customers.
3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, updating reportable segment disclosure requirements in accordance with Topic 280, Segment Reporting (“Topic 280”), primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and contain other disclosure requirements. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted the standard on January 1, 2024. The adoption of the standard did not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
Future Adoption of New Accounting Standards
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
Expenses – Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public business entities to disclose disaggregated information about certain income statement expense line items. The disaggregated disclosures are required to be in the footnotes to the consolidated financial statements on an annual and interim basis. The standard is to be applied prospectively, with an option for retrospective application and is effective for annual periods beginning after December 15, 2026, and interim

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing changes to footnote disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
4. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Year Ended December 31, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$2,132	$—	$—	$2,132	$—	$2,132
Institutional	—	618	—	—	618	—	618
Model delivery(2)	—	82	—	—	82	—	82
Advisory fees	5,634	—	—	—	5,634	—	5,634
Financial planning fees	470	—	—	—	470	—	470
Transaction and other fees	388	207	60	—	655	—	655
Total management and financial advice fees	6,492	3,039	60	—	9,591	—	9,591
Distribution fees:
Mutual funds	821	228	—	—	1,049	—	1,049
Insurance and annuity	1,037	160	341	—	1,538	—	1,538
Off-balance sheet brokerage cash	154	—	—	—	154	—	154
Other products	441	—	—	—	441	—	441
Total distribution fees	2,453	388	341	—	3,182	—	3,182
Other revenues	255	13	—	—	268	—	268
Total revenue from contracts with customers	9,200	3,440	401	—	13,041	—	13,041
Revenue from other sources (1)	2,242	75	3,372	484	6,173	196	6,369
Total segment gross revenues	11,442	3,515	3,773	484	19,214	196	19,410
Banking and deposit interest expense	(662)	—	—	(30)	(692)	—	(692)
Total segment net revenues	10,780	3,515	3,773	454	18,522	196	18,718
Elimination of intersegment revenues	(935)	(96)	(441)	29	(1,443)	(11)	(1,454)
Total net revenues	$9,845	$3,419	$3,332	$483	$17,079	$185	$17,264

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,959	$—	$—	$1,959	$—	$1,959
Institutional	—	612	—	—	612	—	612
Model delivery(2)	—	65	—	—	65	—	65
Advisory fees	4,687	—	—	—	4,687	—	4,687
Financial planning fees	426	—	—	—	426	—	426
Transaction and other fees	372	195	56	—	623	—	623
Total management and financial advice fees	5,485	2,831	56	—	8,372	—	8,372
Distribution fees:
Mutual funds	723	209	—	—	932	—	932
Insurance and annuity	895	154	324	—	1,373	—	1,373
Off-balance sheet brokerage cash	316	—	—	—	316	—	316
Other products	339	—	—	—	339	—	339
Total distribution fees	2,273	363	324	—	2,960	—	2,960
Other revenues	227	20	—	—	247	—	247
Total revenue from contracts with customers	7,985	3,214	380	—	11,579	—	11,579
Revenue from other sources (1)	1,994	64	3,096	553	5,707	160	5,867
Total segment gross revenues	9,979	3,278	3,476	553	17,286	160	17,446
Banking and deposit interest expense	(561)	—	—	(20)	(581)	—	(581)
Total segment net revenues	9,418	3,278	3,476	533	16,705	160	16,865
Elimination of intersegment revenues	(847)	(79)	(411)	19	(1,318)	(12)	(1,330)
Total net revenues	$8,571	$3,199	$3,065	$552	$15,387	$148	$15,535

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$2,179	$—	$—	$2,179	$—	$2,179
Institutional	—	617	—	—	617	—	617
Model delivery(2)	—	61	—	—	61	—	61
Advisory fees	4,526	—	—	—	4,526	—	4,526
Financial planning fees	410	—	—	—	410	—	410
Transaction and other fees	372	210	59	—	641	—	641
Total management and financial advice fees	5,308	3,067	59	—	8,434	—	8,434
Distribution fees:
Mutual funds	741	231	—	—	972	—	972
Insurance and annuity	845	166	348	—	1,359	—	1,359
Off-balance sheet brokerage cash	324	—	—	—	324	—	324
Other products	339	—	—	—	339	—	339
Total distribution fees	2,249	397	348	—	2,994	—	2,994
Other revenues	211	10	—	—	221	—	221
Total revenue from contracts with customers	7,768	3,474	407	—	11,649	—	11,649
Revenue from other sources (1)	769	32	2,717	484	4,002	14	4,016
Total segment gross revenues	8,537	3,506	3,124	484	15,651	14	15,665
Banking and deposit interest expense	(76)	—	—	(5)	(81)	—	(81)
Total segment net revenues	8,461	3,506	3,124	479	15,570	14	15,584
Elimination of intersegment revenues	(847)	(52)	(420)	3	(1,316)	(10)	(1,326)
Total net revenues	$7,614	$3,454	$2,704	$482	$14,254	$4	$14,258
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $181 million and $168 million as of December 31, 2024 and 2023, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets, and were $145 million and $135 million as of December 31, 2024 and 2023, respectively.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $538 million and $537 million as of December 31, 2024 and 2023, respectively.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds, and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $2 million and $24 million as of December 31, 2024 and 2023, respectively.
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
Other Non-Consolidated VIEs
The Company’s investments in other non-consolidated VIEs are recorded in other investments. The Company’s maximum exposure to loss with respect to its investments in these non-consolidated VIEs is limited to its carrying value. The carrying value of other non-consolidated VIEs was $161 million and $168 million as of December 31, 2024 and 2023, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both December 31, 2024 and 2023. The Company has not provided any additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$50	$—	$50
Common stocks	—	2	1	3
Syndicated loans	—	2,216	118	2,334
Total investments	—	2,268	119	2,387
Receivables	—	31	—	31
Other assets	—	2	—	2
Total assets at fair value	$—	$2,301	$119	$2,420

Liabilities
Debt (1)	$—	$2,429	$—	$2,429
Other liabilities	—	314	—	314
Total liabilities at fair value	$—	$2,743	$—	$2,743

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$40	$—	$40
Common stocks	—	5	—	5
Syndicated loans	—	1,991	63	2,054
Total investments	—	2,036	63	2,099
Receivables	—	28	—	28
Other assets	—	1	—	1
Total assets at fair value	$—	$2,065	$63	$2,128

Liabilities
Debt (1)	$—	$2,155	$—	$2,155
Other liabilities	—	45	—	45
Total liabilities at fair value	$—	$2,200	$—	$2,200
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.1 billion as of December 31, 2024 and 2023, respectively.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks		Syndicated Loans
			(in millions)
Balance at January 1, 2024	$—		$63
Total gains (losses) included in:
Net income	(1)	(1)	(7)	(1)
Purchases	—		168
Sales	(1)		—
Settlements	—		(5)
Transfers into Level 3	4		103
Transfers out of Level 3	(1)		(204)
Balance at December 31, 2024	$1		$118

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2024	$—	(1)	$—	(1)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(4)	(1)	—
Purchases	45		—
Sales	(10)		—
Settlements	(16)		—
Transfers into Level 3	122		—
Transfers out of Level 3	(199)		(1)
Balance at December 31, 2023	$63		$—

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2023	$(1)	(1)	$—

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(11)	(1)	—
Purchases	—	69		—
Sales	—	(4)		—
Settlements	—	(8)		—
Transfers into Level 3	2	218		1
Transfers out of Level 3	(2)	(203)		(3)
Balance at December 31, 2022	$—	$125		$1

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2022	$—	$(10)	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of December 31, 2024 and 2023 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.

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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2024	2023
	(in millions)
Syndicated loans
Unpaid principal balance	$2,406	$2,190
Excess unpaid principal over fair value	(72)	(136)
Fair value	$2,334	$2,054

Fair value of loans more than 90 days past due	$1	$—
Fair value of loans in nonaccrual status	1	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	5	40

Debt
Unpaid principal balance	$2,633	$2,362
Excess unpaid principal over fair value	(204)	(207)
Carrying value (1)	$2,429	$2,155
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.1 billion as of December 31, 2024 and 2023, respectively.
During 2024, the Company launched two new CLOs that issued debt of $816 million in total.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for the years ended December 31, 2024, 2023 and 2022.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
Debt of consolidated CLOs due 2030 -2038	$2,429	$2,155	5.9%	6.6%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
The following is a summary of Ameriprise Financial investments:

	December 31,
	2024	2023
	(in millions)
Available-for-Sale securities, at fair value	$52,153	$51,562
Mortgage loans (allowance for credit losses: 2024, $14; 2023, $14)	2,354	2,118
Policy loans	982	912
Other investments (allowance for credit losses: 2024, $6; 2023, $6)	934	897
Total	$56,423	$55,489
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of Net investment income:

	Years Ended December 31,
	2024	2023	2022(1)
	(in millions)
Investment income on fixed maturities	$3,039	$2,637	$1,320
Net realized gains (losses)	(18)	(27)	(87)
Consolidated investment entities	207	181	102
Other	420	415	139
Total	$3,648	$3,206	$1,474
(1) Prior period amounts associated with affordable housing partnerships have been reclassified to Other to conform to current year presentation.
Available-for-Sale securities distributed by type were as follows:

	December 31, 2024
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$14,509	$201	$(711)	$—	$13,999
Residential mortgage backed securities	24,396	81	(1,133)	—	23,344
Commercial mortgage backed securities	5,339	10	(219)	(4)	5,126
Asset backed securities	6,451	30	(39)	—	6,442
State and municipal obligations	629	29	(19)	(1)	638
U.S. government and agency obligations	2,589	2	—	—	2,591
Foreign government bonds and obligations	13	—	—	—	13
Total	$53,926	$353	$(2,121)	$(5)	$52,153

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
As of December 31, 2024 and 2023, accrued interest of $326 million and $319 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of December 31, 2024 and 2023, fixed maturity securities comprised approximately 92% and 93%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2024 and 2023, the Company’s internal analysts rated $508 million and $282 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	December 31, 2024			December 31, 2023
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$25,251	$24,614	47%	$25,235	$24,342	47%
AA	13,498	12,909	25	14,013	13,534	26
A	2,979	2,935	5	3,073	3,139	6
BBB	11,896	11,402	22	10,396	10,216	20
Below investment grade	302	293	1	331	331	1
Total fixed maturities	$53,926	$52,153	100%	$53,048	$51,562	100%
As of December 31, 2024 and 2023, approximately 82% and 83% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of the Company’s total equity as of both December 31, 2024 and 2023.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

	December 31, 2024
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	282	$5,328	$(178)	291	$4,042	$(533)	573	$9,370	$(711)
Residential mortgage backed securities	203	6,728	(96)	659	9,122	(1,037)	862	15,850	(1,133)
Commercial mortgage backed securities	24	478	(6)	233	3,298	(213)	257	3,776	(219)
Asset backed securities	15	309	(2)	37	384	(37)	52	693	(39)
State and municipal obligations	21	57	(2)	45	133	(17)	66	190	(19)
U.S. government and agency obligations	1	100	—	—	—	—	1	100	—
Foreign government bonds and obligations	—	—	—	3	12	—	3	12	—
Total	546	$13,000	$(284)	1,268	$16,991	$(1,837)	1,814	$29,991	$(2,121)

	December 31, 2023
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	97	$1,276	$(11)	376	$5,197	$(496)	473	$6,473	$(507)
Residential mortgage backed securities	82	3,052	(25)	734	10,677	(1,146)	816	13,729	(1,171)
Commercial mortgage backed securities	31	747	(9)	277	4,092	(332)	308	4,839	(341)
Asset backed securities	49	885	(2)	116	2,840	(57)	165	3,725	(59)
State and municipal obligations	5	29	(1)	49	138	(19)	54	167	(20)
U.S. government and agency obligations	11	955	—	1	—	—	12	955	—
Foreign government bonds and obligations	—	—	—	3	12	(1)	3	12	(1)
Total	275	$6,944	$(48)	1,556	$22,956	$(2,051)	1,831	$29,900	$(2,099)
As part of the Company’s ongoing monitoring process, management determined that the increase in gross unrealized loss on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2024 is primarily attributable to higher interest rates. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2024 and 2023, approximately 97% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Commercial Mortgage Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2022	$—	$—	$1	$1
Additions for which credit losses were not previously recorded	20	—	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	1	1
Balance at December 31, 2022	20	—	2	22
Additions for which credit losses were not previously recorded	1	—	—	1
Reductions for securities sold during the period (realized)	(20)	—	(1)	(21)
Balance at December 31, 2023	1	—	1	2
Additions for which credit losses were not previously recorded	—	4	—	4
Reductions for securities sold during the period (realized)	(1)	—	—	(1)
Balance at December 31, 2024	$—	$4	$1	$5
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Gross realized investment gains	$41	$11	$28
Gross realized investment losses	(57)	(58)	(22)
Credit reversals (losses)	(3)	20	(21)
Other impairments	—	(2)	(70)
Total	$(19)	$(29)	$(85)
Credit losses recorded during the year ended December 31, 2022 and subsequently reversed due to sale of the security during the year ended December 31, 2023 relate to a corporate debt security in the communications industry. Other impairments for the years ended December 31, 2023 and 2022 related to Available-for-Sale securities which the Company intended to sell.
See Note 21 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2024 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$3,537	$3,536
Due after one year through five years	2,423	2,361
Due after five years through 10 years	5,507	5,216
Due after 10 years	6,273	6,128
	17,740	17,241
Residential mortgage backed securities	24,396	23,344
Commercial mortgage backed securities	5,339	5,126
Asset backed securities	6,451	6,442
Total	$53,926	$52,153
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
Allowance for Credit Losses
The following table presents a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2022	$47	$3	$50
Provisions	10	3	13
Charge-offs	(3)	(1)	(4)
Balance at December 31, 2022	54	5	59
Provisions	2	6	8
Charge-offs	(2)	(2)	(4)
Balance at December 31, 2023	54	9	63
Provisions	(5)	3	(2)
Charge-offs	(4)	(4)	(8)
Recoveries	—	1	1
Balance at December 31, 2024	$45	$9	$54
As of December 31, 2024 and 2023, accrued interest on commercial loans was $20 million and $19 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the years ended December 31, 2024, 2023 and 2022, the Company purchased $7 million, $21 million and $67 million, respectively, of syndicated loans, and sold $6 million, $4 million and $1 million, respectively, of syndicated loans.
During the years ended December 31, 2024, 2023 and 2022, the Company purchased $212 million, $202 million and $72 million, respectively, of residential mortgage loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $13 million and $12 million as of December 31, 2024 and 2023, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2024 and 2023. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both December 31, 2024 and 2023.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	December 31, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$15	$15
80% - 100%	—	—	—	—	10	48	58
60% - 80%	86	44	18	9	5	130	292
40% - 60%	87	22	39	69	41	348	606
< 40%	15	10	48	102	50	706	931
Total	$188	$76	$105	$180	$106	$1,247	$1,902

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$22	$24
80% - 100%	—	5	—	2	11	50	68
60% - 80%	59	26	6	14	40	106	251
40% - 60%	8	47	133	53	70	348	659
< 40%	10	32	49	40	80	619	830
Total	$77	$110	$188	$109	$203	$1,145	$1,832
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the year ended December 31, 2024, write-offs of commercial mortgage loans were not material.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
East North Central	$185	$189	10%	10%
East South Central	45	52	2	3
Middle Atlantic	133	112	7	6
Mountain	157	138	8	8
New England	30	28	2	2
Pacific	633	624	33	34
South Atlantic	489	465	26	25
West North Central	119	109	6	6
West South Central	111	115	6	6
Total	$1,902	$1,832	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
Apartments	$522	$485	27%	26%
Hotel	33	13	2	1
Industrial	362	317	19	17
Mixed use	68	64	4	4
Office	219	241	11	13
Retail	546	561	29	31
Other	152	151	8	8
Total	$1,902	$1,832	100%	100%
Syndicated Loans
The investment in syndicated loans as of December 31, 2024 and 2023 was $92 million and $145 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of December 31, 2024 and syndicated loans past due were not material as of December 31, 2023. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the year ended December 31, 2024, write-offs of syndicated loans were not material.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	2	2
Risk 3	1	1	—	8	1	1	12
Risk 2	29	5	—	3	—	8	45
Risk 1	22	6	—	3	2	—	33
Total	$52	$12	$—	$14	$3	$11	$92

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$1	$—	$—	$—	$—	$1
Risk 4	—	—	—	1	2	—	3
Risk 3	2	—	12	2	2	10	28
Risk 2	26	3	17	5	11	2	64
Risk 1	14	5	15	3	10	2	49
Total	$42	$9	$44	$11	$25	$14	$145
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, the unpaid balances generally become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $6 million and $7 million as of December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, write-offs of advisor loans were not material.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	December 31, 2024
Termination Status	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Active	$358	$351	$261	$121	$82	$150	$1,323
Terminated	—	—	2	2	2	6	12
Total	$358	$351	$263	$123	$84	$156	$1,335

	December 31, 2023
Termination Status	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Active	$395	$310	$151	$107	$79	$157	$1,199
Terminated	—	2	1	1	4	4	12
Total	$395	$312	$152	$108	$83	$161	$1,211
Consumer Loans
Residential Mortgage Loans
The Company reviews the credit worthiness of the borrower in order to determine the risk of loss on residential mortgage loans. Geographic location and FICO scores are the primary credit quality indicators included in the model that projects the Company’s risk of credit loss over the life of the residential mortgage loan portfolio. Delinquency rates are measured based on the number of days past due. Residential mortgage loans over 30 days past due were $4 million and $2 million as of December 31, 2024 and 2023, respectively. For the year end December 31, 2024, write-offs of residential mortgage loans were not material.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The tables below present the amortized cost basis of residential mortgage loans by year of origination and FICO score:

FICO Score	December 31, 2024
	2024	2023	2022	2021	2020	Total
	(in millions)
> 810	$5	$9	$2	$2	$1	$19
780 - 809	84	56	28	7	6	181
740 - 779	64	77	25	7	5	178
720 - 739	17	15	5	5	—	42
700 - 719	9	8	5	3	1	26
< 699	7	7	3	3	—	20
Total	$186	$172	$68	$27	$13	$466

FICO Score	December 31, 2023
	2023	2022	2021	2020	Total
	(in millions)
> 810	$9	$3	$2	$—	$14
780 - 809	65	29	8	6	108
740 - 779	80	26	8	6	120
720 - 739	15	6	4	1	26
700 - 719	8	5	4	1	18
< 699	7	4	3	—	14
Total	$184	$73	$29	$14	$300
The table below presents the concentrations of credit risk of residential mortgage loans by U.S. region:

	Loans		Percentage
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
Minnesota	$284	$178	61%	59%
Other U.S. States	182	122	39	41
Total	$466	$300	100%	100%
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 2% of total credit card receivables as of both December 31, 2024 and 2023.
The table below presents the amortized cost basis of credit card receivables by FICO score:

FICO Score	December 31,
	2024	2023
	(in millions)
> 800	$38	$32
750 - 799	32	28
700 - 749	29	30
650 - 699	16	19
< 650	8	8
Total	$123	$117
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Margin Loans
The margin loans balance was $1.1 billion as of both December 31, 2024 and 2023. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both December 31, 2024 and 2023, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $737 million and $537 million as of December 31, 2024 and 2023, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both December 31, 2024 and 2023, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $5.8 billion and $6.5 billion as of December 31, 2024 and 2023, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both December 31, 2024 and 2023.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the years ended December 31, 2024 and 2023.
8. Reinsurance
The Company reinsures a portion of its insurance risks through reinsurance agreements with unaffiliated reinsurance companies. RiverSource Life Insurance Company (“RiverSource Life”) reinsures 100% of its insurance risk associated with its life contingent payout annuity policies in force as of June 30, 2021 through a reinsurance agreement with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company. Policies issued on or after July 1, 2021 and policies issued by RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”) are not subject to this reinsurance agreement.
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
For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only, which are about 90% of the total RiverSource Life of NY in force policies. Under these agreements, the Company has the right, but never the obligation, to recapture some, or all, of the risk ceded to Genworth.
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
As of December 31, 2024 and 2023, traditional life and UL insurance policies in force were $198.1 billion and $198.8 billion, respectively, of which $143.5 billion and $144.7 billion as of December 31, 2024 and 2023 were reinsured at the respective year ends.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Direct premiums	$696	$674	$530
Reinsurance ceded	(224)	(226)	(224)
Net premiums	$472	$448	$306
Cost of insurance and administrative charges for non-traditional long-duration products are reflected in Premiums, policy and contract charges and were net of reinsurance ceded of $188 million, $180 million and $165 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The amount of claims recovered through reinsurance on all contracts was $466 million, $438 million and $435 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Receivables included $4.0 billion and $4.3 billion of reinsurance recoverables as of December 31, 2024 and 2023, respectively, including $2.6 billion and $2.8 billion related to LTC risk ceded to Genworth, respectively.
Policyholder account balances, future policy benefits and claims include $351 million and $376 million related to previously assumed reinsurance arrangements as of December 31, 2024 and 2023, respectively.
9. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There were $2 million, nil and nil of impairments of indefinite-lived intangible assets recorded for the years ended December 31, 2024, 2023 and 2022, respectively.
The changes in the carrying amount of goodwill reported in the Company’s reportable segments were as follows:

	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Consolidated
	(in millions)
Balance at January 1, 2023	$279	$1,019	$91	$1,389
Foreign currency translation	—	27	—	27
Other adjustments	—	(6)	—	(6)
Balance at December 31, 2023	279	1,040	91	1,410
Foreign currency translation	—	(9)	—	(9)
Other adjustments	—	—	—	—
Balance at December 31, 2024	$279	$1,031	$91	$1,401
In 2024 and 2023, the Company completed the annual impairment evaluation for goodwill as of July 1. The Company concluded its goodwill was not impaired in either 2024 or 2023.
The carrying amount of indefinite-lived intangible assets consisted of the following:

	December 31,
	2024	2023
	(in millions)
Customer contracts	$844	$848
Trade names	65	67
Total	$909	$915
Definite-lived intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$370	$(204)	$166	$380	$(191)	$189
Contracts	226	(218)	8	228	(219)	9
Other	357	(269)	88	343	(243)	100
Total	$953	$(691)	$262	$951	$(653)	$298

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Definite-lived intangible assets acquired during the year ended December 31, 2024 were $29 million with a weighted average amortization period of 6 years. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2024, 2023 and 2022 was $56 million, $52 million and $45 million, respectively. There were $8 million, $1 million and nil of impairments of definite-lived intangible assets recorded for the years ended December 31, 2024, 2023 and 2022, respectively. Impairments recorded through G&A expense during 2024 primarily relate to certain customer relationships within the Asset Management segment.

Estimated intangible amortization expense as of December 31, 2024 for the next five years is as follows:

(in millions)
2025	$53
2026	48
2027	36
2028	26
2029	22
10.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in DAC:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,496	$208	$35	$5	$110	$534
Capitalization of acquisition costs	24	98	—	—	—	64
Amortization	(118)	(30)	(7)	(1)	(7)	(45)
Balance at December 31, 2024	$1,402	$276	$28	$4	$103	$553

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,711
Capitalization of acquisition costs	3	—	5	2	3	199
Amortization	(16)	—	(1)	(2)	(8)	(235)
Balance at December 31, 2024	$210	$2	$10	$17	$70	$2,675
Other broker dealer acquisition costs						2
Balance at December 31, 2024 including broker dealer acquisition costs						$2,677

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,598	$149	$45	$6	$118	$521
Capitalization of acquisition costs	23	83	—	—	—	57
Amortization	(125)	(24)	(10)	(1)	(8)	(44)
Balance at December 31, 2023	$1,496	$208	$35	$5	$110	$534

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,775
Capitalization of acquisition costs	4	—	4	1	4	176
Amortization	(17)	(1)	—	(2)	(8)	(240)
Balance at December 31, 2023	$223	$2	$6	$17	$75	$2,711
Other broker dealer acquisition costs						2
Balance at December 31, 2023 including broker dealer acquisition costs						$2,713

The following tables summarize the balances of and changes in DSIC:

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$136	$12	$148
Amortization	(14)	(2)	(16)
Balance at December 31, 2024	$122	$10	$132

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$151	$16	$167
Amortization	(15)	(4)	(19)
Balance at December 31, 2023	$136	$12	$148
11.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Policyholder account balances
Policyholder account balances	$32,542	$27,947

Future policy benefits
Reserve for future policy benefits	7,418	7,763
Deferred profit liability	118	81
Additional liabilities for insurance guarantees	1,389	1,321
Other insurance and annuity liabilities	192	213
Total future policy benefits	9,117	9,378
Policy claims and other policyholders’ funds	214	220
Total policyholder account balances, future policy benefits and claims	$41,873	$37,545

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	56	4,005	39	—	101
Policy charges	(14)	(3)	—	—	—
Surrenders and other benefits	(628)	(383)	(856)	(16)	(110)
Net transfer from (to) separate account liabilities	(32)	—	—	—	—
Variable account index-linked adjustments	—	1,968	—	—	—
Interest credited	125	1	204	14	12
Balance at December 31, 2024	$3,680	$16,330	$5,369	$305	$447

Weighted-average crediting rate	3.3%	1.9%	3.7%	2.0%	N/A
Cash surrender value (1)	$3,658	$15,467	$5,365	$279	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	117	333	181	—	4,832
Policy charges	(173)	(93)	(124)	—	(407)
Surrenders and other benefits	(62)	(80)	(79)	(52)	(2,266)
Net transfer from (to) separate account liabilities	—	(145)	—	—	(177)
Variable account index-linked adjustments	—	—	—	—	1,968
Interest credited	49	63	161	16	645
Balance at December 31, 2024	$1,405	$1,647	$2,894	$465	$32,542

Weighted-average crediting rate	3.6%	3.9%	2.3%	4.0%
Net amount at risk	$8,312	$57,473	$13,593	$130
Cash surrender value (1)	$1,280	$1,092	$2,447	$298

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	73	3,084	47	—	91
Policy charges	(10)	—	—	—	—
Surrenders and other benefits	(759)	(156)	(1,086)	(10)	(127)
Net transfer from (to) separate account liabilities	(25)	—	—	—	—
Variable account index-linked adjustments	—	1,403	—	—	—
Interest credited	142	1	222	5	9
Balance at December 31, 2023	$4,173	$10,742	$5,982	$307	$444

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,146	$10,129	$5,974	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	123	272	193	1	3,884
Policy charges	(176)	(94)	(121)	—	(401)
Surrenders and other benefits	(69)	(78)	(53)	(44)	(2,382)
Net transfer from (to) separate account liabilities	—	(107)	—	—	(132)
Variable account index-linked adjustments	—	—	—	—	1,403
Interest credited	52	56	82	20	589
Balance at December 31, 2023	$1,474	$1,569	$2,755	$501	$27,947

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,740	$57,291	$14,407	$141
Cash surrender value (1)	$1,330	$1,065	$2,271	$326
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2024 and 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

December 31, 2024
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$24	$95	$65	$17	$—	$201
	2%	–	2.99%	112	—	—	—	—	112
	3%	–	3.99%	1,894	7	—	1	—	1,902
	4%	–	5.00%	1,412	—	—	—	—	1,412
	Total			$3,442	$102	$65	$18	$—	$3,627

Fixed accounts of structured variable annuities	1%	–	1.99%	$2	$20	$9	$—	$—	$31
	2%	–	2.99%	13	—	—	—	—	13
	3%	–	3.99%	1	—	—	—	—	1
	4%	–	5.00%	—	—	—	—	—	—
	Total			$16	$20	$9	$—	$—	$45

Fixed annuities	1%	–	1.99%	$85	$237	$152	$89	$14	$577
	2%	–	2.99%	22	14	2	—	—	38
	3%	–	3.99%	2,410	—	—	—	—	2,410
	4%	–	5.00%	2,331	—	—	—	—	2,331
	Total			$4,848	$251	$154	$89	$14	$5,356

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$5	$14	$—	$21
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$5	$14	$—	$21

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	50	4	15	—	—	69
	3%	–	3.99%	821	—	4	6	—	831
	4%	–	5.00%	473	4	—	—	—	477
	Total			$1,344	$8	$19	$6	$—	$1,377

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$—	$4	$1	$41	$46
	2%	–	2.99%	7	14	—	1	12	34
	3%	–	3.99%	108	1	2	12	—	123
	4%	–	5.00%	564	21	—	—	—	585
	Total			$679	$36	$6	$14	$53	$788

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$4	$2	$—	$6
	2%	–	2.99%	—	125	—	—	—	125
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$125	$4	$2	$—	$131

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	28	—	—	—	—	28
	4%	–	5.00%	268	—	—	—	—	268
	Total			$296	$—	$—	$—	$—	$296

Total	1%	–	1.99%	$111	$354	$239	$123	$55	$882
	2%	–	2.99%	204	157	17	1	12	391
	3%	–	3.99%	5,262	8	6	19	—	5,295
	4%	–	5.00%	5,048	25	—	—	—	5,073
	Total			$10,625	$544	$262	$143	$67	$11,641

Percentage of total account values that reset in:
Next 12 months				100.0%	100.0%	99.9%	100.0%	99.8%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	—	0.1	—	0.2	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$43	$131	$52	$15	$2	$243
	2%	–	2.99%	137	1	—	—	—	138
	3%	–	3.99%	2,214	—	—	1	—	2,215
	4%	–	5.00%	1,514	—	—	—	—	1,514
	Total			$3,908	$132	$52	$16	$2	$4,110

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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	57	(39)	55	73
Effect of actual variances from expected experience	—	(16)	(13)	(26)	(55)
Adjusted beginning of year balance	$—	$749	$53	$1,166	$1,968
Issuances	201	63	9	—	273
Interest accrual	1	38	3	55	97
Net premiums collected	(202)	(76)	(6)	(149)	(433)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$774	$59	$1,072	$1,905
Effect of changes in discount rate assumptions	—	(37)	(6)	(15)	(58)
Balance at December 31, 2024	$—	$737	$53	$1,057	$1,847

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	(24)	67	(61)	58	40
Effect of actual variances from expected experience	(8)	(16)	(25)	(48)	(97)
Adjusted beginning of year balance	$1,190	$1,342	$535	$6,517	$9,584
Issuances	201	63	9	—	273
Interest accrual	56	73	34	323	486
Benefit payments	(158)	(125)	(43)	(432)	(758)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,289	$1,353	$535	$6,408	$9,585
Effect of changes in discount rate assumptions	(85)	(31)	10	(221)	(327)
Balance at December 31, 2024	$1,204	$1,322	$545	$6,187	$9,258

Adjustment due to reserve flooring	$—	$7	$—	$—	$7

Net liability for future policy benefits	$1,204	$592	$492	$5,130	$7,418
Less: reinsurance recoverable	759	424	20	2,591	3,794
Net liability for future policy benefits, after reinsurance recoverable	$445	$168	$472	$2,539	$3,624

Discounted expected future gross premiums	$—	$1,672	$836	$1,247	$3,755
Expected future gross premiums	$—	$2,921	$1,196	$1,713	$5,830
Expected future benefit payments	$1,846	$2,286	$899	$10,522	$15,553

Weighted average interest accretion rate	4.5%	6.0%	6.3%	5.0%
Weighted average discount rate	5.4%	5.6%	5.6%	5.7%

Weighted average duration of liability (in years)	6	7	7	8

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(2)	(18)	(3)	(23)
Adjusted beginning of year balance	$—	$687	$100	$1,236	$2,023
Issuances	177	55	12	—	244
Interest accrual	1	36	5	59	101
Net premiums collected	(178)	(70)	(12)	(158)	(418)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$105	$1,137	$1,950
Effect of changes in discount rate assumptions	—	(5)	(1)	9	3
Balance at December 31, 2023	$—	$703	$104	$1,146	$1,953

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(10)	(1)	(29)	5	(35)
Adjusted beginning of year balance	$1,145	$1,294	$615	$6,583	$9,637
Issuances	177	56	11	—	244
Interest accrual	50	73	37	329	489
Benefit payments	(150)	(132)	(42)	(405)	(729)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,222	$1,291	$621	$6,507	$9,641
Effect of changes in discount rate assumptions	(58)	34	40	54	70
Balance at December 31, 2023	$1,164	$1,325	$661	$6,561	$9,711

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,164	$627	$557	$5,415	$7,763
Less: reinsurance recoverable	880	440	22	2,738	4,080
Net liability for future policy benefits, after reinsurance recoverable	$284	$187	$535	$2,677	$3,683

Discounted expected future gross premiums	$—	$1,764	$904	$1,325	$3,993
Expected future gross premiums	$—	$2,938	$1,269	$1,786	$5,993
Expected future benefit payments	$1,726	$2,166	$1,068	$10,850	$15,810

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.0%
Weighted average discount rate	4.9%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	7	7	8	8

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
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	37	6	1	44
Benefit accrual	133	8	3	144
Benefit payments	(69)	(13)	(5)	(87)
Effect of actual variances from expected experience	(2)	(1)	(1)	(4)
Impact of change in net unrealized (gains) losses on securities	(23)	(1)	(5)	(29)
Balance at December 31, 2024	$1,301	$80	$8	$1,389

Weighted average interest accretion rate	3.0%	7.0%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	35	5	1	41
Benefit accrual	128	8	2	138
Benefit payments	(50)	(18)	(4)	(72)
Effect of actual variances from expected experience	(13)	11	(2)	(4)
Impact of change in net unrealized (gains) losses on securities	25	1	6	32
Balance at December 31, 2023	$1,225	$81	$15	$1,321

Weighted average interest accretion rate	3.0%	6.9%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The amount of revenue and interest recognized in the Statement of Operations was as follows:

	Years Ended December 31,
	2024		2023
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$226	$55	$196	$49
Term and whole life insurance	172	35	169	37
Disability income insurance	119	31	124	32
Long term care insurance	179	268	185	270
Total	$696	$389	$674	$388
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	70	51	121
Amortization	(1)	(17)	(22)	(40)
Balance at December 31, 2024	$26	$249	$295	$570

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	59	52	112
Amortization	(1)	(13)	(19)	(33)
Balance at December 31, 2023	$27	$196	$266	$489
12.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	December 31,
	2024	2023
	(in millions)
Variable annuities and variable universal life:
Mutual funds	$75,576	$74,634
Unitized pooled pension funds:
Property/real estate	1,682	1,784
Equity securities	514	553
Debt securities	175	285
Cash and cash equivalents	120	147
Other	47	54
Total	$78,114	$77,457
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2024, 2023 and 2022.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$2,823	$77,457
Premiums and deposits	933	500	153	1,586
Policy charges	(1,365)	(307)	(5)	(1,677)
Surrenders and other benefits	(6,990)	(412)	(594)	(7,996)
Investment return	7,293	1,199	202	8,694
Net transfer from (to) general account	27	64	—	91
Other charges	—	—	(41)	(41)
Balance at December 31, 2024	$65,737	$9,839	$2,538	$78,114

Cash surrender value	$64,411	$9,220	$2,538	$76,169

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$3,086	$73,962
Premiums and deposits	835	459	194	1,488
Policy charges	(1,343)	(292)	(7)	(1,642)
Surrenders and other benefits	(5,378)	(317)	(777)	(6,472)
Investment return	8,477	1,250	170	9,897
Net transfer from (to) general account	25	42	—	67
Other charges	—	—	157	157
Balance at December 31, 2023	$65,839	$8,795	$2,823	$77,457

Cash surrender value	$64,280	$8,263	$2,823	$75,366
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Years Ended December 31,
	2024	2023	2022
	(in millions, except age)
Balance at beginning of period	$335	$1,103	$2,901
Issuances	24	17	27
Interest accrual and time decay	(66)	(53)	(237)
Reserve increase from attributed fees collected	790	788	810
Reserve release for benefit payments and derecognition	(11)	(35)	(29)
Effect of changes in interest rates and bond markets	(1,078)	(367)	(4,193)
Effect of changes in equity markets and subaccount performance	(1,228)	(1,267)	2,258
Effect of changes in equity index volatility	59	(67)	205
Actual policyholder behavior different from expected behavior	71	5	17
Effect of changes in other future expected assumptions	106	128	(139)
Effect of changes in the instrument-specific credit risk on market risk benefits	79	83	(517)
Balance at end of period	$(919)	$335	$1,103

Reconciliation of the gross balances in an asset or liability position:
Asset position	$2,182	$1,427	$1,015
Liability position	(1,263)	(1,762)	(2,118)
Net asset (liability) position	$919	$(335)	$(1,103)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$462	$913	$2,781
Living benefits	$2,429	$2,513	$3,364
Composite (greater of)	$2,829	$3,308	$5,830

Weighted average attained age of contractholders	69	69	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(2,111)	$(1,551)	$(2,044)
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at end of period	$85	$84	$(505)
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	December 31, 2024
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(919)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	52.8%	11.9%
			Surrender rate (2)	0.4%	–	75.0%	3.3%
			Market volatility (3)	0.0%	–	24.6%	10.3%
			Nonperformance risk (4)	65 bps			65 bps
			Mortality rate (5)	0.0%	–	41.6%	1.7%

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Changes to Significant Inputs and Assumptions:
During the years ended December 31, 2024 and 2023, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
Year ended December 31, 2024
•Updates to utilization of guaranteed withdrawal assumptions resulted in a decrease to pretax income of $15 million.
•Updates to surrender assumptions resulted in a decrease to pretax income of $83 million.
Year ended December 31, 2023
•Updates to utilization of guaranteed withdrawal assumptions resulted in a decrease to pretax income of $18 million.
•Updates to surrender assumptions resulted in a decrease to pretax income of $110 million.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
14. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2024	2023
	(in millions)
Fixed rate certificates	$11,083	$13,284
Other	104	151
Total investment certificate reserves	11,187	13,435
Interest bearing checking	1,438	1,258
Money market	20,232	19,940
Savings	637	301
Brokerage deposits	2,332	2,387
Total banking and brokerage deposits	24,639	23,886
Total	$35,826	$37,321
Investment Certificates
The Company offers fixed rate investment certificates primarily in amounts ranging from $1 thousand to $2 million with interest crediting rate terms ranging from 3 months to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate owners are entitled to receive a fixed sum at either maturity or upon demand depending on the type of certificate. Payments from certificate owners are credited to investment certificate reserves, which generally accumulate interest at specified percentage rates. Certain investment certificates allow for a surrender charge on premature surrenders. Reserves for certificates that do not allow for a surrender charge were $1.2 billion and $1.5 billion as of December 31, 2024 and 2023, respectively. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities. The interest paid to certificate owners is included in Banking and deposit interest expense.
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
15. Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
Long-term debt:
Senior notes due 2024	$—	$550	—%	3.7%
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2028	600	600	5.7	5.7
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	750	5.2	5.2
Finance lease liabilities	9	20	N/A	N/A
Other (1)	(17)	(21)	N/A	N/A
Total long-term debt	2,842	3,399

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	201	4.6%	5.6%
Total	$3,043	$3,600
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
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company’s life insurance subsidiary has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities and residential mortgage backed securities, with an aggregate fair value of $964 million and $1.1 billion as of December 31, 2024 and 2023, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both December 31, 2024 and 2023. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company’s bank subsidiary had no outstanding obligations to the FHLB as of both December 31, 2024 and 2023. The Company’s bank subsidiary maintains access to collateralized borrowings from the Federal Reserve. As of both December 31, 2024 and 2023, there were no outstanding obligations to the Federal Reserve.
On November 25, 2024, the Company entered into agreement to amend and restate its credit agreement that provides for an unsecured committed revolving credit facility of up to $1.0 billion that expires in November 2029. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both December 31, 2024 and 2023, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both December 31, 2024 and 2023.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both December 31, 2024 and 2023, AEIS had no borrowings outstanding.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,526	$2,504	$—	$5,030
Available-for-Sale securities:
Corporate debt securities	—	13,416	583	13,999
Residential mortgage backed securities	—	23,306	38	23,344
Commercial mortgage backed securities	—	5,126	—	5,126
Asset backed securities	—	6,316	126	6,442
State and municipal obligations	—	638	—	638
U.S. government and agency obligations	2,591	—	—	2,591
Foreign government bonds and obligations	—	13	—	13
Total Available-for-Sale securities	2,591	48,815	747	52,153
Investments at net asset value (“NAV”)				12	(1)
Trading and other securities	321	25	—	346
Separate account assets at NAV				78,114	(1)
Investments and cash equivalents segregated for regulatory purposes	557	—	—	557
Market risk benefits	—	—	2,182	2,182	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	55	55
Other assets:
Interest rate derivative contracts	—	180	—	180
Equity derivative contracts	114	8,843	—	8,957
Credit derivative contracts	—	59	—	59
Foreign exchange derivative contracts	2	41	—	43
Total other assets	116	9,123	—	9,239
Total assets at fair value	$6,111	$60,467	$2,984	$147,688

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$53	$53
IUL embedded derivatives	—	—	1,002	1,002
Structured variable annuity embedded derivatives	—	—	2,461	2,461
Total policyholder account balances, future policy benefits and claims	—	—	3,516	3,516	(3)
Market risk benefits	—	—	1,263	1,263	(2)
Customer deposits	—	7	—	7
Other liabilities:
Interest rate derivative contracts	1	323	—	324
Equity derivative contracts	173	5,189	—	5,362
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	—	13	—	13
Other	314	8	68	390
Total other liabilities	488	5,537	68	6,093
Total liabilities at fair value	$488	$5,544	$4,847	$10,879

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
(3) The Company’s adjustment for nonperformance risk resulted in a $211 million and $195 million cumulative decrease to the embedded derivatives as of December 31, 2024 and 2023, respectfully.
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$469	$—	$1	$470		$51
Total gains (losses) included in:
Net income	1	—	—	1	(1)	8
Other comprehensive income (loss)	1	—	—	1		—
Purchases	228	150	148	526		—
Settlements	(116)	(2)	—	(118)		(4)
Transfers out of Level 3	—	(110)	(23)	(133)		—
Balance at December 31, 2024	$583	$38	$126	$747		$55

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2024	$1	$—	$—	$1	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2024	$(2)	$—	$—	$(2)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933	$76
Total (gains) losses included in:
Net income	8	(2)	255	(2)	1,670	(3)	1,933	2	(4)
Issues	—		23		114		137	21
Settlements	(4)		(149)		(334)		(487)	(31)
Balance at December 31, 2024	$53		$1,002		$2,461		$3,516	$68

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2024	$—		$255	(2)	$1,670	(3)	$1,925	$—

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$405	$6	$411		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	6
Other comprehensive income (loss)	11	—	11		—
Purchases	126	—	126		—
Settlements	(73)	(5)	(78)		(3)
Balance at December 31, 2023	$469	$1	$470		$51

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2023	$11	$—	$11		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(5)	$646	$62
Total (gains) losses included in:
Net income	8	(2)	198	(2)	1,166	(3)	1,372	2	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		59		104		163	44
Settlements	(3)		(123)		(122)		(248)	(33)
Balance at December 31, 2023	$49		$873		$1,011		$1,933	$76

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2023	$—		$198	(2)	$1,166	(3)	$1,364	$—

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$502	$—	$35	$7	$544		$59
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(8)
Other comprehensive income (loss)	(44)	(4)	—	(1)	(49)		—
Purchases	39	389	112	32	572		—
Settlements	(91)	—	—	—	(91)		(3)
Transfers out of Level 3	—	(385)	(147)	(32)	(564)		—
Balance at December 31, 2022	$405	$—	$—	$6	$411		$48

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2022	$(1)	$—	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2022	$(42)	$—	$—	$(1)	$(43)		$—

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$406		$1,367	$61
Total (gains) losses included in:
Net income	(9)	(2)	(105)	(2)	(633)	(3)	(747)	—	(4)
Other comprehensive income (loss)	—		—		—		—	(3)
Issues	—		51		90		141	37
Settlements	(3)		(112)		—		(115)	(33)
Balance at December 31, 2022	$44		$739		$(137)	(5)	$646	$62

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2022	$—		$(105)	(2)	$(633)	(3)	$(738)	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and December 31, 2022 and the amounts are presented as contra liabilities.
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $14 million, $51 million and $45 million, net of the reinsurance accrual, for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$583	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	1.7%	1.1%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.5%			3.5%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	15.3%			15.3%
			Constant prepayment rate	20.0%			20.0%
			Loss recovery	60.0%			60.0%
Fixed deferred indexed annuity ceded embedded derivatives	$55	Discounted cash flow	Surrender rate (3)	0.0%	–	89.1%	10.6%
Fixed deferred indexed annuity embedded derivatives	$53	Discounted cash flow	Surrender rate (3)	0.0%	–	89.1%	10.6%
			Nonperformance risk (4)	65 bps			65 bps
IUL embedded derivatives	$1,002	Discounted cash flow	Nonperformance risk (4)	65 bps			65 bps
Structured variable annuity embedded derivatives	$2,461	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	1.7%
			Nonperformance risk (4)	65 bps			65 bps
Contingent consideration liabilities	$68	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	3.3%

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations, foreign government securities and trading and other securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. The fair value of securities included in an observable transaction with a market participant are also considered Level 2 when the market is not active.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
uncollateralized derivative assets was immaterial as of both December 31, 2024 and 2023. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both December 31, 2024 and 2023. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $27 million and $41 million as of December 31, 2024 and 2023, respectively, and is classified as Level 3 in the fair value hierarchy.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,354	$—	$433	$1,768	$2,201
Policy loans	982	—	982	—	982
Receivables	9,236	218	1,879	5,964	8,061
Restricted and segregated cash	887	887	—	—	887
Other investments and assets	272	—	220	53	273

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$20,097	$—	$—	$16,826	$16,826
Investment certificate reserves	11,205	—	—	11,183	11,183
Banking and brokerage deposits	24,639	24,639	—	—	24,639
Separate account liabilities — investment contracts	2,902	—	2,902	—	2,902
Debt and other liabilities	3,326	274	3,031	4	3,309

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,118	$—	$280	$1,692	$1,972
Policy loans	912	—	912	—	912
Receivables	9,453	146	1,621	6,577	8,344
Restricted and segregated cash	936	936	—	—	936
Other investments and assets	338	—	283	55	338

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$16,641	$—	$—	$14,243	$14,243
Investment certificate reserves	13,461	—	—	13,420	13,420
Banking and brokerage deposits	23,886	23,886	—	—	23,886
Separate account liabilities — investment contracts	3,155	—	3,155	—	3,155
Debt and other liabilities	3,769	166	3,610	5	3,781
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$9,126	$—	$9,126	$(5,566)	$(1,554)	$(1,970)	$36
OTC cleared	10	—	10	(10)	—	—	—
Exchange-traded	103	—	103	(18)	—	—	85
Total derivatives	9,239	—	9,239	(5,594)	(1,554)	(1,970)	121
Securities borrowed	218	—	218	(71)	—	(142)	5
Total	$9,457	$—	$9,457	$(5,665)	$(1,554)	$(2,112)	$126

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,197	$—	$5,197	$(3,707)	$(1,114)	$(357)	$19
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	39	—	39	(18)	—	—	21
Total derivatives	5,245	—	5,245	(3,734)	(1,114)	(357)	40
Securities borrowed	146	—	146	(32)	—	(111)	3
Total	$5,391	$—	$5,391	$(3,766)	$(1,114)	$(468)	$43
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,662	$—	$5,662	$(5,566)	$(15)	$(68)	$13
OTC cleared	18	—	18	(10)	—	—	8
Exchange-traded	23	—	23	(18)	—	—	5
Total derivatives	5,703	—	5,703	(5,594)	(15)	(68)	26
Securities loaned	273	—	273	(71)	—	(195)	7
Total	$5,976	$—	$5,976	$(5,665)	$(15)	$(263)	$33

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts - net investment hedges	—	$—	$—	61	$—	$3
Total qualifying hedges	—	—	—	61	—	3

Derivatives not designated as hedging instruments
Interest rate contracts	39,111	180	324	42,523	185	305
Equity contracts	109,622	8,957	5,362	83,080	5,034	3,464
Credit contracts	3,122	59	4	3,436	4	107
Foreign exchange contracts	3,426	43	13	3,262	22	4
Total non-designated hedges	155,281	9,239	5,703	132,301	5,245	3,880

Embedded derivatives
IUL	N/A	—	1,002	N/A	—	873
Fixed deferred indexed annuities and deposit receivables	N/A	55	53	N/A	51	52
Structured variable annuities (3)	N/A	—	2,461	N/A	—	1,011
SMC	N/A	—	7	N/A	—	9
Total embedded derivatives	N/A	55	3,523	N/A	51	1,945
Total derivatives	$155,281	$9,294	$9,226	$132,362	$5,296	$5,828
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
(3) The fair value of the structured variable annuity embedded derivatives as of December 31, 2024 included $2.5 billion of individual contracts in a liability position and $3 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2023 included $1.0 billion of individual contracts in a liability position and $15 million of individual contracts in an asset position.
See Note 16 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of both December 31, 2024 and 2023, investment securities with a fair value of $1.5 billion were pledged to meet contractual obligations under derivative contracts, of which $85 million and $145 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of December 31, 2024 and 2023, investment securities with a fair value of $2.2 billion and $376 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $2.0 billion and $314 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2024 and 2023, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both December 31, 2024 and 2023, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Derivatives Not Designated as Hedges
The following tables presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Year Ended December 31, 2024
Interest rate contracts	$1	$—	$—	$—	$(10)	$(1,128)	$—
Equity contracts	(12)	2	119	71	1,419	(1,021)	10
Credit contracts	—	—	(3)	—	—	124	—
Foreign exchange contracts	—	—	—	—	—	64	(12)
IUL embedded derivatives	—	—	—	(106)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	16	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(1,670)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—	—
Total gain (loss)	$(11)	$—	$116	$(19)	$(261)	$(1,961)	$(2)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Year Ended December 31, 2023
Interest rate contracts	$—	$—	$—	$—	$(5)	$(422)	$(1)	$—
Equity contracts	(3)	4	128	79	770	(1,239)	—	10
Credit contracts	—	—	2	—	—	7	—	—
Foreign exchange contracts	—	—	—	—	—	5	—	7
IUL embedded derivatives	—	—	—	(75)	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(3)	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(1,166)	—	—	—
SMC embedded derivatives	—	(5)	—	—	—	—	—	—
Total gain (loss)	$(3)	$(1)	$130	$1	$(401)	$(1,649)	$(1)	$17

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Year Ended December 31, 2022
Interest rate contracts	$1	$—	$(3)	$—	$(26)	$(2,874)	$(1)	$—
Equity contracts	8	(1)	(177)	(126)	(164)	899	—	(23)
Credit contracts	—	—	(4)	—	—	279	—	—
Foreign exchange contracts	2	—	—	—	—	105	—	(7)
IUL embedded derivatives	—	—	—	217	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	4	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	633	—	—	—
Total gain (loss)	$11	$(1)	$(184)	$95	$443	$(1,591)	$(1)	$(30)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of December 31, 2024:

	Premiums Payable	Premiums Receivable
	(in millions)
2025	$119	$20
2026	246	88
2027	19	—
2028	29	—
2029	135	—
2030-2031	234	—
Total	$782	$108
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
For the years ended December 31, 2024, 2023 and 2022, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of December 31, 2024 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is $0.8 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 11 years and relates to forecasted debt interest payments. See Note 21 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the years ended December 31, 2024, 2023 and 2022 , the Company recognized nil, a loss of $3 million and a gain of $15 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiaries do not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2024 and 2023, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $69 million and $65 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2024 and 2023 was $68 million and $58 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2024 and 2023 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million and $7 million, respectively.
19.  Leases
The following table presents the balances for operating and finance ROU assets and lease liabilities:

Leases	Balance Sheet Classification	December 31, 2024	December 31, 2023
		(in millions)
Assets
Operating lease assets	Other assets	$246	$259
Finance lease assets	Other assets	8	18
Total lease assets		$254	$277

Liabilities
Operating lease liabilities	Other liabilities	$313	$325
Finance lease liabilities	Long-term debt	9	20
Total lease liabilities		$322	$345

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the components of lease cost:

		Years Ended December 31,
Lease Cost	Income Statement Classification	2024	2023	2022
		(in millions)
Operating lease cost	General and administrative expense	$61	$55	$61
Finance lease cost:
Amortization of ROU assets	General and administrative expense	10	10	10
Interest on lease liabilities	Interest and debt expense	1	1	1
Total lease cost		$72	$66	$72
The following table presents the weighted-average lease term and weighted-average discount rate related to operating and finance leases:

	December 31, 2024		December 31, 2023
Lease Term and Discount Rate	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted-average remaining lease term (years)	1	6	2	6
Weighted-average discount rate	3.4%	2.9%	3.4%	2.7%
The following table presents supplemental cash flow information related to operating and finance leases:

	Years Ended December 31,
Supplemental Cash Flow Information	2024	2023	2022
	(in millions)
Operating cash flows:
Cash paid for amounts included in measurement of operating lease liabilities	$69	$68	$65
Cash paid for amounts included in measurement of finance lease liabilities	1	1	1
Financing cash flows:
Cash paid for amounts included in measurement of finance lease liabilities	$11	$10	$10
The following table presents the maturities of lease liabilities:

Maturity of Lease Liabilities	December 31, 2024
	Finance Leases	Operating Leases
	(in millions)
2025	$9	$72
2026	—	68
2027	—	56
2028	—	44
2029	—	35
Thereafter	—	65
Total lease payments	9	340
Less: interest	—	27
Present value of lease liabilities	$9	$313
20. Share-Based Compensation
The Company’s share-based compensation plans consist of the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (the “2005 ICP”), the Ameriprise Financial Franchise Advisor Deferred Compensation Plan and the Ameriprise Advisor Group Deferred Compensation Plan.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Stock option	$15	$16	$16
Restricted stock	25	27	27
Restricted stock units and deferred share units	153	144	127
Liability awards	58	62	44
Total	$251	$249	$214
For the years ended December 31, 2024, 2023 and 2022, total income tax benefit using the statutory rate related to share-based compensation expense was $53 million, $52 million and $45 million, respectively.
As of December 31, 2024, there was $183 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 3 years.
Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan
The 2005 ICP, as amended and restated, was approved by shareholders on April 26, 2023, and provides for the grant of cash and equity incentive awards to directors, employees and independent contractors, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction. Under the 2005 ICP, as amended and restated a maximum of 58.1 million shares may be issued, of which 14.5 million shares are available to be issued as of December 31, 2024. Of this total, no more than 5.0 million shares may be issued after December 31, 2022 for full value awards, which are awards other than stock options and stock appreciation rights. Shares issued under the 2005 ICP may be authorized and unissued shares or treasury shares.
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
The following weighted average assumptions were used for stock option grants:

	2024	2023	2022
Dividend yield	1.8%	2.0%	2.0%
Expected volatility	31%	33%	35%
Risk-free interest rate	4.0%	3.6%	1.7%
Expected life of stock option (years)	5.0	5.0	5.0
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
The weighted average grant date fair value for options granted during 2024, 2023 and 2022 was $112.88, $99.86 and $80.48, respectively.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
A summary of the Company’s stock option activity for 2024 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	2.3	$177.60	5	$457
Granted	0.1	391.40
Exercised	(0.8)	153.35
Outstanding at December 31	1.6	207.11	5	515
Exercisable at December 31	1.3	173.69	5	464
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $238 million, $136 million and $130 million during the years ended December 31, 2024, 2023 and 2022, respectively.
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
Restricted Stock Units and Deferred Share Units
The 2005 ICP provides for the grant of deferred share units to non-employee directors of the Company and for the grant of restricted stock units or deferred share units to employees. The director awards are fully vested upon issuance and are settled for Ameriprise Financial common stock upon the director’s termination of service. The employee awards generally vest ratably over three to four years. Compensation expense for deferred share units and restricted stock units is based on the market price of Ameriprise Financial stock on the date of grant. Restricted stock units and deferred stock units granted to employees are expensed on a straight-line basis over the vesting period or on an accelerated basis if certain age and length of service requirements are met. Deferred share units granted to non-employee directors are expensed immediately. Dividends are paid on restricted stock units, as declared by the Company’s Board of Directors, during the vesting period and are not subject to forfeiture. Dividend equivalents are issued on deferred share units, as dividends are declared by the Company's Board of Directors, and are not paid until distribution of the award. Dividend equivalents on the director awards are not subject to forfeiture, but on employee awards they are forfeited if the award is forfeited.
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
Ameriprise Financial Franchise Advisor Deferred Compensation Plan
The Franchise Advisor Deferred Compensation Plan (the “AFG Deferral Plan”) is an unfunded, non-qualified deferred compensation plan that provides benefits to certain advisors and leaders associated with the Company. The AFG Deferral Plan has not been approved by the Company’s shareholders, and it is a value-neutral plan (as that term is used by proxy advisory firms) and there will be no additional premium or matching contributions. Under the AFG Deferral Plan, a maximum of 12.5 million Company shares may be issued, of which 10.1 million shares have been issued since inception.
The AFG Deferral Plan allows participants to voluntarily defer a portion of their cash commissions and elect crediting rate alternatives that includes a fund based on Ameriprise Financial stock or other investment options in lieu of receiving the applicable cash compensation. Amounts a participant chooses to invest in the fund tracking Ameriprise Financial stock will be settled in Ameriprise Financial shares; all voluntary deferrals invested in other investment options will be settled in cash. From 2006-2010, the Company provided advisors with a matching contribution with respect to these voluntary deferred amounts; however, the Company has not provided a match since 2010 and has amended the AFG Deferral Plan to remove any matching contributions. There are approximately 104,000 shares outstanding under this prior matching contribution. Other than this historical matching contribution, the Company does not provide any additional premium in connection with the deferred compensation.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Ameriprise Advisor Group Deferred Compensation Plan
The Advisor Group Deferred Compensation Plan (the “AAG Deferral Plan”) was established in 2009 as an unfunded, non-qualified deferred compensation plan that provides benefits to certain employee advisors and field leaders of the Company. The AAG Deferral Plan was not approved by the Company’s shareholders and is considered a value-neutral plan (as that term is used by proxy advisory firms) and there will be no additional premium or matching contributions. Under the AAG Deferral Plan, a maximum of 3.0 million Company shares may be issued, of which 1.2 million shares have been issued since inception.
The AAG Deferral Plan allows eligible employees to voluntarily defer a portion of their base salary, bonus and/or commissions and elect crediting rate alternatives that include a fund based on Ameriprise Financial stock or other investment options in lieu of receiving the applicable cash compensation. Such deferrals are fully vested and not subject to future service requirements or forfeitures and the Company does not provide any additional premium or matching contribution in connection with the deferred compensation. Amounts a participant chooses to invest in the fund tracking Ameriprise Financial stock will be settled in Ameriprise Financial shares; all voluntary deferrals invested in other investment options will be settled in cash.
In addition to the voluntary deferral component, participants may earn amounts in recognition of certain performance achievements. These amounts receive a crediting rate based on Ameriprise Financial stock or other investment options, at the participant’s election where applicable. For amounts allocated in the fund that tracks the performance of Ameriprise Financial stock, a participant elects (when an award is granted) whether to receive payout of these awards in cash or Ameriprise Financial shares. For amounts allocated to other options, the participant receives payout in cash. These award types are subject to future service requirements and forfeitures, and the Company does not provide any additional premium or matching contribution in connection with the deferred compensation. Share units receive dividend equivalents, as dividends are declared by the Company’s Board of Directors, until distribution and are subject to forfeiture until vested.
Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation and commission deferrals into stock and deferred share units for 2024 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	1.3	$250.16
Granted	0.3	405.99
Deferred	0.1	447.19
Vested	(0.6)	283.08
Forfeited	—	321.45
Non-vested shares at December 31	1.1	295.92
The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2024, 2023 and 2022 was $263 million, $197 million and $191 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2024, 2023 and 2022 was $395.66, $342.66 and $296.50, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2024, 2023 and 2022 was $428.36, $336.62 and $280.49, respectively.
Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 175% of the target for awards made in 2018 or later, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise Financial common stock. The total number of target PSUs outstanding at the end of December 31, 2024, 2023 and 2022 was 0.1 million, 0.2 million and

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
0.3 million, respectively. The PSUs are liability awards. During the years ended December 31, 2024, 2023 and 2022, the value of shares settled for PSU awards was $63 million, $68 million and $85 million, respectively.
21.  Shareholders’ Equity
The following tables present the amounts related to each component of OCI:

	Year Ended December 31, 2024
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(303)	$61	$(242)
Reclassification of net (gains) losses on securities included in net income (2)	19	(4)	15
Impact of benefit reserves and reinsurance recoverables	20	(4)	16
Net unrealized gains (losses) on securities	(264)	53	(211)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	1	—
Net unrealized gains (losses) on derivatives	(1)	1	—
Effect of changes in discount rate assumptions on certain long-duration contracts	194	(41)	153
Effect of changes in instrument-specific credit risk on market risk benefits (“MRBs”)	(79)	17	(62)
Defined benefit plans:
Prior service credits (costs)	(2)	1	(1)
Net gains (losses)	19	(3)	16
Defined benefit plans	17	(2)	15
Foreign currency translation	(37)	—	(37)
Total other comprehensive income (loss)	$(170)	$28	$(142)

	Year Ended December 31, 2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,038	$(240)	$798
Reclassification of net (gains) losses on securities included in net income (2)	29	(6)	23
Impact of benefit reserves and reinsurance recoverables	(24)	5	(19)
Net unrealized gains (losses) on securities	1,043	(241)	802
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	3	(1)	2
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	1	—
Net unrealized gains (losses) on derivatives	2	—	2
Effect of changes in discount rate assumptions on certain long-duration contracts	(69)	15	(54)
Effect of changes in instrument-specific credit risk on MRBs	(83)	18	(65)
Defined benefit plans:
Prior service credits (costs)	(1)	—	(1)
Net gains (losses)	20	(4)	16
Defined benefit plans	19	(4)	15
Foreign currency translation	79	1	80
Total other comprehensive income (loss)	$991	$(211)	$780

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(4,146)	$918	$(3,228)
Reclassification of net (gains) losses on securities included in net income (2)	85	(18)	67
Impact of benefit reserves and reinsurance recoverables	103	(18)	85
Net unrealized gains (losses) on securities	(3,958)	882	(3,076)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	—	(1)
Net unrealized gains (losses) on derivatives	(1)	—	(1)
Effect of changes in discount rate assumptions on certain long-duration contracts	1,095	(234)	861
Effect of changes in instrument-specific credit risk on MRBs	517	(110)	407
Defined benefit plans:
Prior service credits (costs)	(1)	—	(1)
Net gains (losses)	97	(20)	77
Defined benefit plans	96	(20)	76
Foreign currency translation	(216)	45	(171)
Total other comprehensive income (loss)	$(2,467)	$563	$(1,904)
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in Net investment income.
(3) Reclassification amounts are recorded in Interest and debt expense.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at January 1, 2022	$1,033	$4	$(933)	$(427)	$(151)	$(167)	$(1)	$(642)
OCI before reclassifications	(3,143)	—	861	407	61	(171)	—	(1,985)
Amounts reclassified from AOCI	67	(1)	—	—	15	—	—	81
Total OCI	(3,076)	(1)	861	407	76	(171)	—	(1,904)
Balance at December 31, 2022	(2,043)	3	(72)	(20)	(75)	(338)	(1)	(2,546)
OCI before reclassifications	779	2	(54)	(65)	14	80	—	756
Amounts reclassified from AOCI	23	—	—	—	1	—	—	24
Total OCI	802	2	(54)	(65)	15	80	—	780
Balance at December 31, 2023	(1,241)	5	(126)	(85)	(60)	(258)	(1)	(1,766)
OCI before reclassifications	(226)	—	153	(62)	15	(37)	—	(157)
Amounts reclassified from AOCI	15	—	—	—	—	—	—	15
Total OCI	(211)	—	153	(62)	15	(37)	—	(142)
Balance at December 31, 2024	$(1,452)	$5	$27	$(147)	$(45)	$(295)	$(1)	$(1,908)
For the years ended December 31, 2024, 2023 and 2022, the Company repurchased a total of 4.9 million shares, 5.9 million shares and 6.6 million shares, respectively, of its common stock for an aggregate cost of $2.2 billion, $2.0 billion and $1.9 billion, respectively. In July 2023, the Company’s Board of Directors authorized an additional $3.5 billion for the repurchase of the Company’s common stock through September 30, 2025. As of December 31, 2024, the Company had $888 million remaining under this share repurchase authorization.
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
For the years ended December 31, 2024, 2023 and 2022, the Company reacquired 0.3 million shares, 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $115 million, $99 million and $99 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the years ended December 31, 2024, 2023 and 2022, the Company reacquired 0.5 million shares, 0.4 million shares and 0.5 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $220 million, $150 million and $145 million, respectively.
For the years ended December 31, 2024, 2023 and 2022, the Company reissued 0.8 million, 0.6 million and 0.8 million, respectively, treasury shares for restricted stock award grants, performance share units, and issuance of shares vested under advisor deferred compensation plans.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
22.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Numerator:
Net income	$3,401	$2,556	$3,149

Denominator:
Basic: Weighted-average common shares outstanding	101.0	105.7	111.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.9	2.1	2.4
Diluted: Weighted-average common shares outstanding	102.9	107.8	113.7

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$33.67	$24.18	$28.29
Diluted	$33.05	$23.71	$27.70
The calculation of diluted earnings per share includes the dilutive effect of the assumed exercise or issuance of stock-based awards using the treasury stock method. The calculation excludes the incremental effect of nil, 0.2 million and 0.2 million options for the years ended December 31, 2024, 2023 and 2022, respectively, due to their anti-dilutive effect.
23. Regulatory Requirements
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” (“BBA”) for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. The BBA is designed to adjust and aggregate existing legal entity available capital and capital requirements after translating the capital positions, if necessary, into terms of the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (“RBC”) framework. The ratio of the amount of available capital to the capital requirement amount is referred to as the BBA ratio and is subject to a 250% minimum, effective January 1, 2024. An additional capital conservation buffer of 150% will be effective as of December 31, 2025, for a total capital requirement of at least 400%.
The BBA available capital, BBA capital requirement, and BBA ratio as of December 31, 2024 are as follows:

(in millions, except percentages)
BBA available capital	$3,833
BBA capital requirement	392
BBA ratio	978%
Subsidiary regulatory requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s operating subsidiaries.
Insurance subsidiaries
The NAIC defines RBC requirements for insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. These requirements apply to the Company’s life insurance companies. The Company’s life insurance companies each met their respective minimum RBC requirements.
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
State insurance statutes contain limitations as to the amount of dividends that insurers may make without providing prior notification to state regulators. For RiverSource Life, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce (“MN DOC”), RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned deficit was

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
$736 million and $582 million as of December 31, 2024 and 2023, respectively.
In addition, dividends whose fair market value, together with that of other dividends made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the MN DOC, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $2.7 billion and $3.1 billion as of December 31, 2024 and 2023, respectively.
Statutory net gain from operations and net income are summarized as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
RiverSource Life
Statutory net gain from operations	$1,097	$1,331	$1,615
Statutory net income (loss)	(91)	845	1,769
Government debt securities of $4 million as of both December 31, 2024 and 2023 held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.
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
The following table presents the net capital position of both AEIS and AFS:

	December 31,
	2024	2023
	(in millions, except percentages)
AEIS
Net capital as a percent of aggregate debit items	9.49%	11.62%

Net capital	$141	$171
Less: required net capital	30	29
Excess net capital	$111	$142

AFS
Net capital	$113	$101
Less: required net capital	—	—
Excess net capital	$113	$101
Bank subsidiary
Ameriprise Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) in its role as insurer of its deposits. Ameriprise Bank is required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 Capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CEIT”) to risk-weighted assets. Ameriprise Bank calculates these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and Ameriprise Bank’s internal capital policies. As permitted under the rules of the Basel III capital framework, Ameriprise Bank has elected to exclude AOCI from its calculation of regulatory capital. Ameriprise Bank’s requirements to maintain adequate capital ratios in relation to its risk-weighted asset levels could affect its ability to take capital actions, such as the payment of dividends. As of December 31, 2024, Ameriprise Bank’s capital levels exceeded the capital conservation buffer requirement and was categorized as “well-capitalized.”

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,”Ameriprise Bank must maintain minimum CEIT, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table:

Regulatory Capital	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in millions, except percentages)
At December 31, 2024
Common equity Tier 1 capital	$1,763	33.88%	$234	4.50%	$338	6.50%
Tier 1 capital	1,763	33.88	312	6.00	416	8.00
Total capital	1,772	34.06	416	8.00	520	10.00
Tier 1 leverage	1,763	7.35	959	4.00	1,199	5.00

At December 31, 2023
Common equity Tier 1 capital	$1,715	31.72%	$243	4.50%	$351	6.50%
Tier 1 capital	1,715	31.72	324	6.00	433	8.00
Total capital	1,724	31.89	433	8.00	541	10.00
Tier 1 leverage	1,715	7.44	922	4.00	1,153	5.00
Asset manager subsidiaries
Actual capital and the regulatory capital requirement for TAM UK International Holdings Ltd. and Columbia Threadneedle Investments UK International Ltd. are calculated and reported as a single consolidated group under TAM UK International Holdings Ltd. Required capital for these entities is predominantly based on the requirements specified by its regulator, the Financial Conduct Authority (“FCA”), under its Capital Adequacy Requirements for investment firms. Required capital reflects 110% of the Own Funds Threshold Requirement (“OFTR”) and is determined by the group through its ongoing Internal Capital Adequacy and Risk Assessment (“ICARA”) process.
Actual capital and regulatory required capital determined in accordance with U.K. regulatory legislation are as follows:

	December 31,
	2024	2023
	(in millions)
Actual capital	$692	$706
Required capital	265	317
Other subsidiaries
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the MN DOC. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $11.2 billion and $13.5 billion as of December 31, 2024 and 2023, respectively. ACC had qualified assets of $11.9 billion and $14.3 billion as of December 31, 2024 and 2023, respectively.
Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the MN DOC.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
24.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Current income tax
Federal	$583	$518	$509
State and local	137	124	93
Foreign	21	18	25
Total current income tax	741	660	627
Deferred income tax
Federal	164	45	155
State and local	(29)	(14)	6
Foreign	(10)	(13)	(6)
Total deferred income tax	125	18	155
Total income tax provision	$866	$678	$782
The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
United States	$4,221	$3,199	$3,824
Foreign	46	35	107
Total	$4,267	$3,234	$3,931
The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2024	2023	2022
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
State taxes, net of federal benefit	2.0	2.7	2.0
Incentive compensation	(1.6)	(1.5)	(1.0)
Low income housing tax credits	(0.6)	(1.0)	(1.1)
Non-deductible expenses	0.5	1.1	0.5
Other, net	(1.0)	(1.3)	(1.5)
Income tax provision	20.3%	21.0%	19.9%
The decrease in the Company’s effective tax rate for the year ended December 31, 2024 compared to 2023 does not contain any significant changes in effective tax rate reconciling items. The increase in the Company’s effective tax rate for the year ended December 31, 2023 compared to 2022 is primarily the result of an increase in state taxes, net of federal benefit, partially offset by incentive compensation and various other adjustments.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2024 and 2023. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within Other assets or Other liabilities, were as follows:

	December 31,
	2024	2023
	(in millions)
Deferred income tax assets
Insurance and annuity benefits including corresponding hedges	$802	$1,244
Deferred compensation including corresponding hedges	655	545
Investments including net unrealized on Available-for-Sale securities	381	335
Net operating loss and tax credit carryforward	221	74
Other	159	127
Gross deferred income tax assets	2,218	2,325
Less: valuation allowance	67	65
Total deferred income tax assets	2,151	2,260

Deferred income tax liabilities
Deferred acquisition costs	364	390
Goodwill and intangibles	323	313
Other	137	131
Gross deferred income tax liabilities	824	834
Net deferred income tax assets	$1,327	$1,426
Included in the Company’s deferred income tax assets are tax benefits related to foreign net operating losses of $52 million, which do not expire, CAMT credit carryforwards of $131 million, which do not expire, and state net operating losses of $38 million, net of federal benefit, which will expire beginning December 31, 2025. Based on analysis of the Company’s tax position as of December 31, 2024, management believes it is more likely than not that the Company will not realize certain state net operating losses of $32 million, state deferred tax assets of $2 million (both net of federal benefit), and foreign net operating losses of $33 million; therefore, a valuation allowance of $67 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2024	2023	2022
	(in millions)
Balance at January 1	$150	$138	$125
Additions for tax positions related to the current year	22	26	12
Reductions for tax positions related to the current year	(2)	(3)	(1)
Additions for tax positions of prior years	23	80	5
Reductions for tax positions of prior years	(8)	(85)	(1)
Reductions due to lapse of statutes of limitations	(20)	(5)	—
Audit settlements	(1)	(1)	(2)
Balance at December 31	$164	$150	$138
If recognized, approximately $134 million, $120 million and $106 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $16 million in the next 12 months primarily due to expected exam closures and state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $5 million, $12 million and $4 million in interest and penalties for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the Company had a payable of $31 million and $26 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently auditing the Company’s U.S. income tax returns for 2019 and 2020.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2017 through 2023.
The Company is an applicable corporation required to compute CAMT. As of December 31, 2024 and 2023, the Company recorded an estimate of $131 million and nil, respectively, for the current provision of the CAMT. The provision was offset with a deferred tax asset for the CAMT credit carryover, which does not expire, resulting in no impact to the total tax provision. The estimate is based on interpretations and assumptions of available guidance the Company has made regarding the CAMT provisions of the Inflation Reduction Act of 2022. The U.S. Department of the Treasury issued proposed CAMT regulations in the third quarter of 2024. The proposed regulations are subject to public review and comment prior to finalizing. The Company is evaluating the potential impact of the proposed regulations.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. Various jurisdictions that the Company operates in have enacted or substantively enacted legislation that became effective beginning January 1, 2024. The Company intends to rely on Pillar Two transitional safe harbors where available and, based on its current estimate, the tax impact is not material to the consolidated financial statements. The Company continues to monitor the adoption and implementation of these rules and evaluate the potential impact on its consolidated financial statements.
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
The Company also sponsors unfunded defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. On December 31, 2016, the access to retiree health care coverage was closed to all active employees who had previously met the qualification requirements. Instead, only existing retirees, as of January 1, 2017, qualifying for the plan and electing coverage will be provided a fixed amount to subsidize health care insurance purchased through other providers. Net periodic postretirement benefit costs were not material for the years ended December 31, 2024, 2023 and 2022.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
All components of the net periodic benefit cost are recorded in General and administrative expense and were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Service cost	$28	$29	$43
Interest cost	66	65	39
Expected return on plan assets	(79)	(76)	(70)
Amortization of prior service credits	(1)	(1)	(1)
Amortization of net loss	—	—	18
Other	1	3	3
Net periodic benefit cost	$15	$20	$32
The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.
The following table provides a reconciliation of changes in the benefit obligation:

	Pension Plans		Other Postretirement Plans
	2024	2023	2024	2023
	(in millions)
Benefit obligation at January 1	$1,355	$1,256	$11	$11
Service cost	28	29	—	—
Interest cost	66	65	1	1
Benefits paid	(28)	(23)	(1)	(1)
Actuarial (gain) loss	(79)	52	—	—
Divestiture	(18)	—	—	—
Settlements	(50)	(45)	—	—
Foreign currency rate changes	(9)	21	—	—
Benefit obligation at December 31	$1,265	$1,355	$11	$11
The actuarial (gain) loss for pension plans were primarily due to changes in the discount rate assumption as of December 31, 2024 and 2023, respectively.
The following table provides a reconciliation of changes in the fair value of assets:

	Pension Plans
	2024	2023
	(in millions)
Fair value of plan assets, January 1	$1,292	$1,142
Actual return on plan assets	17	136
Employer contributions	50	56
Benefits paid	(28)	(23)
Divestiture	(18)	—
Settlements	(50)	(45)
Foreign currency rate changes	(10)	26
Fair value of plan assets, December 31	$1,253	$1,292
The Company complies with the minimum funding requirements in all countries. The following table provides the amounts recognized in the Consolidated Balance Sheets as of December 31, which equal the funded status of the plans:

	Pension Plans		Other Postretirement Plans
	2024	2023	2024	2023
	(in millions)
Benefit liability	$(139)	$(169)	$(11)	$(11)
Benefit asset	127	106	—	—
Net amount recognized	$(12)	$(63)	$(11)	$(11)

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The accumulated benefit obligation for all pension plans as of December 31, 2024 and 2023 was $1.2 billion and $1.3 billion, respectively. The following table provides information for pension plans with benefit obligations in excess of plan assets:

	December 31,
	2024	2023
	(in millions)
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$158	$945
Fair value of plan assets	27	803
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$166	$972
Fair value of plan assets	27	803
The weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Other Postretirement Plans
	2024	2023	2024	2023

Discount rates	5.57%	4.98%	5.38%	5.07%
Rates of increase in compensation levels	3.64	3.64	N/A	N/A
Interest crediting rates for cash balance plans	5.00	5.00	N/A	N/A
N/A  Not Applicable
The weighted average assumptions used to determine net periodic benefit cost of pension plans were as follows:

	2024	2023	2022

Discount rates	4.98%	5.30%	2.46%
Rates of increase in compensation levels	3.64	3.72	3.69
Expected long-term rates of return on assets	5.90	6.04	4.82
Interest crediting rates for cash balance plans	5.00	5.00	5.00
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
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds and certain collective funds described below, and additional voluntary contribution assets outside the U.S. which are allocated at the discretion of the individual and will be converted at retirement into the defined benefit pension plan. Actual allocations will generally be within 5% of these targets. In addition, assets in pooled pension funds and certain collective funds reflect allocations between growth and liability matching portfolios and may shift based on manager discretion. These funds invest primarily in debt securities, equity securities, and certain derivatives, either directly or through other collective funds. As of December 31, 2024 and 2023, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the Company’s pension plans assets measured at fair value on a recurring basis:

Asset Category	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. small cap stocks	$46	$6	$—	$52
Registered investment companies	69	—	—	69
Insurance contracts	—	—	21	21
Cash equivalents at NAV				7	(1)
Collective investment funds at NAV				1,057	(1)
Real estate investment trusts at NAV				20	(1)
Hedge funds at NAV				27	(1)
Total	$115	$6	$21	$1,253

	December 31, 2023
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. small cap stocks	$90	$7	$—	$97
Registered investment companies	90	—	—	90
Insurance contracts	—	—	23	23
Cash equivalents at NAV				3	(1)
Collective investment funds at NAV				859	(1)
Real estate investment trusts at NAV				28	(1)
Hedge funds at NAV				24	(1)
Pooled pension funds at NAV				168	(1)
Total	$180	$7	$23	$1,292
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
The fair value of equity securities classified as Level 1 use quoted prices in active markets and the fair value of equity securities classified as Level 2 is determined based on a market approach using observable inputs. The fair value of the registered investment companies’ mutual funds is determined by the NAV which represents the exit price. These funds are classified as Level 1 as they are traded in active markets and quoted prices are available. Insurance contracts support certain non-U.S plans and are classified as Level 3.
The following table presents the amounts recognized in AOCI, net of tax, as of December 31, 2024 but not recognized as components of net periodic benefit cost:

	Pension Plans	Other Postretirement Plans
	(in millions)
Unrecognized actuarial gain (loss)	$(47)	$2
See Note 21 for a rollforward of AOCI related to the Company’s defined benefit plans.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company’s pension plans expect to make benefit payments to retirees as follows:

	Pension Plans	Other Postretirement Plans
	(in millions)
2025	$81	$1
2026	89	1
2027	88	1
2028	93	1
2029	101	1
2030-2034	512	4
The Company expects to contribute $32 million and nil to its pension plans and other postretirement plans, respectively, in 2025.
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
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $66 million, $67 million and $67 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $16 million, $16 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
26. Commitments and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2024	2023
	(in millions)
Commercial mortgage loans	$58	$17
Property funds	63	27
Pledged asset lines of credit	2,399	1,864
Total funding commitments	$2,520	$1,908
Contingencies
The Company and its subsidiaries are involved, in the normal course of business, in legal proceedings, which include regulatory inquiries, arbitration and litigation (including class actions), concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to legal proceedings arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions, heightened and sustained volatility in the financial markets and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.
As with other financial services firms, the level of regulatory activity concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by the SEC, the Financial Industry Regulatory Authority, the OCC, the FDIC, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic and foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company is cooperating with the applicable regulators.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company typically has numerous pending matters that include information requests, exams, inquiries or disputes regarding certain subjects, including from time to time: sales and distribution of, and disclosure practices related to, mutual and other pooled funds, exchange traded funds, private funds, segregated accounts, annuities, equity and fixed income securities, real estate investment trusts, insurance products, banking products, brokerage offerings, including money settlement options, and financial advice offerings, including managed accounts; wholesaler activity; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; recordkeeping requirements; and transaction monitoring systems and controls.
These pending matters are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss that may result from such matters. The Company cannot predict with certainty if, how, or when any such proceedings will be initiated or resolved. Matters frequently need to be more developed before a potential loss or range of loss can be reasonably estimated for any matter. An adverse outcome in any matter could result in an adverse judgment, a settlement, fine, penalty, or other sanction, and may lead to further claims, examinations, adverse publicity or reputational damage, each of which could have a material adverse effect on the Company’s consolidated results of operations, financial condition, or liquidity.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of December 31, 2024 and 2023, the estimated liability was $11 million and $34 million, respectively. As of December 31, 2024 and 2023, the related premium tax asset was $9 million and $29 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through the Company’s advisors. These services are centered on long-term, personal relationships between the Company’s advisors and its clients and focus on helping clients achieve their financial goals. The Company’s advisors provide a distinctive, holistic approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs and goals. Banking, lending, and cash management solutions help clients establish financial flexibility while planning for both short- and long-term needs. A significant portion of revenues in this segment are fee-based and driven by the level of client assets, which is impacted by both market movements and net asset flows. The Company also earns net investment income on owned assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-affiliated products and intersegment revenues for distributing the Company’s affiliated products and services provided to its retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.
The Asset Management segment provides investment management, advice and products to retail, high net worth and institutional clients on a global scale through the Columbia Threadneedle Investments® brand, which represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (“Columbia Management”) and Threadneedle. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. The Company offers U.S. retail clients a range of products through both unaffiliated third-party financial institutions and the Advice & Wealth Management segment. The Company provides institutional products and services through its institutional sales force. Retail products for non-U.S. investors are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, CLOs, hedge fund or alternative strategies, collective funds and property and infrastructure funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. The Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for these services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management and Retirement & Protection Solutions segments.
The Retirement & Protection Solutions segment includes Retirement Solutions (variable annuities and payout annuities) and Protection Solutions (life and disability income insurance). Retirement Solutions provides variable annuity products of RiverSource Life companies to individual clients. The Company provides variable annuity products through its advisors. Revenues for the Company’s variable annuity products are primarily earned as fees based on a contractholder’s benefit base, contract value, or separate account value, which is impacted by both market movements and net asset flows. The Company also earns net investment income on general account assets supporting reserves for non-life contingent payout annuities, structured variable annuities, certain guaranteed benefits and fixed investment options offered with variable annuities and on capital supporting the business. Revenues for the Company’s life contingent payout annuities are earned as premium revenue. Protection Solutions offers a variety of products to address the protection and risk management needs of the Company’s retail clients including life and DI insurance. Life and DI products are primarily provided through the Company’s advisors and these policies are issued through its RiverSource Life companies. The primary sources of revenues for Protection Solutions are premiums, fees and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of the RiverSource Life companies’ separate account assets supporting VUL investment options. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds under variable annuity contracts and VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.
The Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in the Company’s subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes the results of the Company’s closed blocks of long term care insurance and fixed annuity and fixed

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Management uses segment adjusted operating measures in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by some securities analysts and investors. Consistent with GAAP accounting guidance for segment reporting, adjusted operating earnings is the Company’s measure of segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. The Company believes the presentation of segment adjusted operating earnings, as the Company measures it for management purposes, enhances the understanding of its business by reflecting the underlying performance of its core operations and facilitating a more meaningful trend analysis. As its chief operating decision maker, (“CODM”) the Company’s Chairman and Chief Executive Officer utilizes these segment adjusted operating measures to allocate resources and assess performance.
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2024	2023
	(in millions)
Advice & Wealth Management	$41,514	$42,983
Asset Management	7,350	7,288
Retirement & Protection Solutions	116,609	108,451
Corporate & Other	15,930	16,469
Total assets	$181,403	$175,191

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$10,780	$9,418	$8,461
Asset Management	3,515	3,278	3,506
Retirement & Protection Solutions	3,773	3,476	3,124
Corporate & Other	454	533	479
Elimination of segment revenues (1)	(1,443)	(1,318)	(1,316)
Total segment adjusted operating net revenues	17,079	15,387	14,254
Adjustments:
Net realized investment gains (losses)	(21)	(32)	(93)
Market impact on non-traditional long-duration products	3	2	(1)
Mean reversion related impacts	—	—	(1)
Revenue attributable to consolidated investment entities	203	178	99
Total net revenues per consolidated statements of operations	$17,264	$15,535	$14,258
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2024, 2023 and 2022 in each segment as follows: Advice and Wealth Management ($935, $847 and $847, respectively); Asset Management ($96, $79 and $52, respectively); Retirement & Protection Solutions ($441, $411 and $420, respectively); and Corporate & Other ($(29), $(19) and $(3), respectively).

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$3,233	$2,851	$2,192
Asset Management	920	720	844
Retirement & Protection Solutions	726	685	867
Corporate & Other	(443)	(320)	(306)
Total segment adjusted operating earnings	4,436	3,936	3,597
Adjustments:
Net realized investment gains (losses)	(21)	(32)	(93)
Market impact on non-traditional long-duration products	(153)	(608)	483
Mean reversion related impacts	1	—	(1)
Integration/restructuring charges	—	(62)	(50)
Net income (loss) attributable to consolidated investment entities	4	—	(5)
Pretax income per consolidated statements of operations	$4,267	$3,234	$3,931

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Adjusted operating earnings includes the following significant expense categories:

	Year Ended December 31, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$5,823	$989	$515	$(10)
Interest credited to fixed accounts	—	—	367	216
Benefits, claims, losses and settlement expenses	—	—	927	217
Remeasurement (gains) losses of future policy benefit reserves	—	—	(36)	(8)
Change in fair value of market risk benefits	—	—	684	—
Amortization of deferred acquisition costs	—	7	227	8
Interest and debt expense	38	7	45	108
General and administrative expense	1,686	1,592	318	366
Total expenses	$7,547	$2,595	$3,047	$897

	Year Ended December 31, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$4,888	$925	$464	$(10)
Interest credited to fixed accounts	—	—	369	234
Benefits, claims, losses and settlement expenses	—	—	744	236
Remeasurement (gains) losses of future policy benefit reserves	—	—	(19)	(1)
Change in fair value of market risk benefits	—	—	628	—
Amortization of deferred acquisition costs	—	6	229	11
Interest and debt expense	27	7	51	97
General and administrative expense	1,652	1,620	325	286
Total expenses	$6,567	$2,558	$2,791	$853

	Year Ended December 31, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$4,719	$995	$448	$(10)
Interest credited to fixed accounts	—	—	386	242
Benefits, claims, losses and settlement expenses	—	—	469	247
Remeasurement (gains) losses of future policy benefit reserves	—	—	1	—
Change in fair value of market risk benefits	—	—	372	—
Amortization of deferred acquisition costs	—	9	233	10
Interest and debt expense	10	5	39	70
General and administrative expense	1,540	1,653	309	226
Total expenses	$6,269	$2,662	$2,257	$785

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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal chief executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2024.
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
The Company’s management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

Index
Ameriprise Financial, Inc.
Item 9B. Other Information
Amended and Restated Bylaws
On February 20, 2025, the Company’s Board approved, effective immediately, amendments to the Company’s by-laws (“By-Laws”).
The changes to the By-Laws include, among other things, amending:
•Section 1.03 (Notice of Meetings; Waiver) to clarify that the means of remote communication should be included in any notice of a remote meeting;
•Section 1.09 (Organization; Procedure) to provide that the presiding officer of stockholders’ meetings shall be a director or officer of the company and to clarify that determinations regarding whether a matter of business was property brought before a meeting of stockholders will be made by the board in advance of the meeting;
•Section 1.10 (Notice of Stockholder Business and Nominations) to update the advance notice provisions including, without limitation:
◦to require certain information to be provided regarding the affiliates and associates of the stockholder submitting the notice and any beneficial owner on whose behalf the nomination or proposal is made (which are referred to in the By-Laws as a “Stockholder Related Person”);
◦to require a stockholder making a nomination to represent whether such stockholder will solicit proxies in support of such nomination in accordance with the universal proxy rules and to provide evidence that such stockholder has complied with the universal proxy rules;
◦to require certain additional information from the stockholder, beneficial owner and any Stockholder Related Person with respect to proxies to vote shares of the Company’s stock and rights to dividends or distributions on the shares of the Company’s stock that are separated or separable from the underlying shares of stock;
◦to remove any requirements that the stockholder’s notice include information from persons “acting in concert” with the stockholder or beneficial owner;
◦to revise the existing requirement that the proposed nominee provide information on his or her eligibility to serve as an independent director to instead require the proposed nominee to provide information on whether he or she is qualified under the Company’s Certificate of Incorporation, By-Laws, stock exchange rules or other laws applicable to the Company to serve as a director or independent director; and
◦to provide that the white proxy card is reserved for the exclusive use of the board.
•Section 1.12 (Submission of Questionnaire, Representation and Agreement) to clarify information required and time periods for providing and submitting required questionnaires with respect to a stockholder nomination under the advance notice provision;
•Section 1.16 (Proxy Access) to clarify that the “Required Information” to be provided in the notice of nomination only needs to be included in the proxy statement, to reflect the universal proxy rules, which provide another manner for a stockholder nominee to be included in the Company’s proxy materials, and to remove the language that any action, interpretation, or determination by the board under the proxy access provision is final and binding; and
•Section 2.05 (Annual and Regular Meetings) to provide additional flexibility in the timing of the annual meeting of the board.
The amendments to the By-Laws also include other changes to conform to recent amendments to the General Corporation Law of the State of Delaware, to conform various provisions of the By-Laws to the General Corporation Law of the State of Delaware and to other provisions of the By-Laws and to make other general clean-up and clarifying changes.
The foregoing description is qualified in its entirety by reference to the full text of the amended and restated By-Laws, a complete copy of which is attached hereto as Exhibit 3.3.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Index
Ameriprise Financial, Inc.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The following portions of the Proxy Statement are incorporated herein by reference:
•information included under the caption “Corporate Governance-Item 1-Election of the Eight Director Nominees”;
•information included under the caption “Information About the Annual Meeting and Voting-Requirements and Deadlines for Submission of Shareholder Proposals or Nomination of Directors for the 2026 Annual Meeting”;
•information under the caption “Corporate Governance-Corporate Governance Documents and Policies-Codes of Conduct”;
•information under the caption “Corporate Governance-Corporate Governance Documents and Policies-Insider Trading Policies”;
•information under the caption “Corporate Governance-Corporate Governance Documents and Policies-Hedging Policy”;
•information under the caption “Corporate Governance-Year-Round Review of Board Composition and Succession”;
•information included under the caption “Corporate Governance-Committees of the Board”;
•information included under the caption “Corporate Governance-Committees of the Board-Board Committee Responsibilities - Audit and Risk Committee”;
•information included under the caption “Corporate Governance-Committees of the Board-Audit Committee-Board Committee Responsibilities - Audit and Risk Committee Financial Experts”; and
•information under the caption “Delinquent Section 16(a) Reports”.
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
*James M. Cracchiolo-Chairman and Chief Executive Officer, Ameriprise Financial
Mr. Cracchiolo (66) has been our Chairman and Chief Executive Officer since September 2005 when the Company completed its spinoff from American Express. Prior to his current role, Mr. Cracchiolo held a number of senior-level positions at American Express, including group president of American Express Global Financial Services (2000 - 2005); CEO and president of American Express Financial Corporation (AEFC) (2000 - 2005) and chairman of AEFC (2001 - 2005); chairman of American Express Bank Ltd. (2000 - 2005); president and CEO of Travel Related Services International (TRS) (1998 - 2000); president of Global Network Services (1997 -1998); senior vice president of TRS Quality, Global Reengineering (1993 - 1997); and executive vice president and chief financial officer of Shearson Lehman Brothers (then a unit of American Express) (1990 - 1993). In addition, Mr. Cracchiolo previously served on the boards of directors of the American Council of Life Insurers, the Financial Services Roundtable and on the board of advisors to the March of Dimes Foundation.
*Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (82) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.
Kelli A. Hunter Petruzillo-Executive Vice President of Human Resources
Ms. Hunter Petruzillo (63) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter Petruzillo served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter Petruzillo was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
*Dawn M. Brockman-Senior Vice President and Corporate Controller (Principal Accounting Officer)
Ms. Brockman (52) has been our Senior Vice President and Controller since September 2022, and previously was Interim Controller from July 2022 until September 2022. Prior to that, Ms. Brockman served as Vice President Finance - Controllership since November 2019 until July 2022 and the Vice President Finance - Advice & Wealth Management from October 2013 to November 2019. Ms. Brockman joined the Ameriprise in 1994.

Index
Ameriprise Financial, Inc.
Deirdre D. McGraw-Executive Vice President-Marketing, Communications and Community Relations
Ms. McGraw (54) has been our Executive Vice President-Marketing, Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.
*Gerard Smyth-Executive Vice President and Chief Information Officer
Mr. Smyth (63) has been our Chief Information Officer since August 2020. Prior to that date, Mr. Smyth served as Executive Vice President-Technology for Ameriprise’s AWM Business since August 2013. Prior to joining Ameriprise in 2002, he held senior delivery and architectural roles with American Express, the Australian Stock Exchange and Qantas Airways. He has a bachelor’s degree in electronics engineering from Imperial College London and an MBA from the University of Sydney.
*Heather J. Melloh-Executive Vice President and General Counsel
Ms. Melloh (53) has been our Executive Vice President - General Counsel since June 2022. Ms. Melloh previously served as Senior Vice President & Assistant General Counsel since January 2020 to June 2022. From January 2017 until January 2020, Ms. Melloh was Vice President & Lead Chief Counsel. Ms. Melloh joined Ameriprise in 2005 and had previously been a partner at the law firm of Dorsey & Whitney, LLP in Minneapolis. She is active as a leader in many industry groups and within Ameriprise serves on the board of the Political Action Committee.
Patrick H. O’Connell-Executive Vice President, Ameriprise Advisor Group & Ameriprise Financial Institutions Group
Mr. O'Connell (55) has been our Executive Vice President of the Ameriprise Advisor Group since February 2013. He assumed additional responsibility for the Ameriprise Financial Institutions Group in 2017 following the Company’s purchase of Investment Professionals, Inc. (IPI). In 2022. Mr. O’Connell began to also oversee Experienced Advisor Recruiting for the Company. Prior to 2013, he was Senior Vice President for the employee advisor business in the eastern half of the United States and held a variety of senior leadership positions within the Company. Mr. O'Connell earned his M.B.A. and B.S. from Widener University and is a Certified Financial Planner® professional.
*Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (63) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice & Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is on the board of directors of the Securities Industry and Financial Markets Association and the American Securities Association.
William J. (Bill) Williams-Executive Vice President, Ameriprise Franchise Group
Mr. Williams (57) has been our Executive Vice President, Ameriprise Franchise Group since February 2013. Mr. Williams joined Ameriprise in 1989 as an advisor. Mr. Williams has held a number of management roles within Ameriprise before assuming his current position. Mr. Williams is a graduate of Bentley University with a B.A. in Finance.
*Gumer Alvero-President-Insurance & Annuities
Mr. Alvero (57) has been our President - Insurance and Annuities since February 2022. Mr. Alvero previously served as Executive Vice President and General Manager -Insurance and Annuities from April 2021 to February 2022 and Executive Vice President and General Manager - Annuities from April 2010 to April 2021. Mr. Alvero joined Ameriprise in 1989. He earned a B.S. in business from the University of Minnesota.
* William Davies-Executive Vice President and Global Chief Investment Officer
Mr. Davies (61) has been our Executive Vice President and Global Chief Investment Officer since February 2022. Mr. Davies previously served as Global Head of Equities from July 2017 until February 2022. Mr. Davies joined Threadneedle Asset Management Limited at its inception in 1994 and previously held roles as head of EMEA equities, head of global equities and head of European equities. He has been a member of the investment community since 1985 and earned a B.A. in economics from Exeter University.
David Logan-Head of EMEA and Global Business Operations, Columbia Threadneedle Investments
Mr. Logan (55) has been our Head of EMEA and Global Business Operations for Columbia Threadneedle Investments since November 2023. Prior to that time, Mr. Logan had served as Global Chief Operating Officer at Columbia Threadneedle Investments since November 2021. Prior to that, Mr. Logan served as Head of Distribution from 2016 to 2021 and as Chief Operating Officer, EMEA from 2014 to 2016 for BMO Global Asset Management. He has worked in the financial services industry since 1994 and earned a B.A. in accounting and economics and is a member of the Institute of Chartered Accountants in Scotland.

Index
Ameriprise Financial, Inc.
*William F. (Ted) Truscott-CEO-Global Asset Management
Mr. Truscott (64) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.
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
Item 11. Executive Compensation
The following portions of the Proxy Statement are incorporated herein by reference:
•information under the caption “Corporate Governance-Committees of the Board-Board Committee Responsibilities - Compensation and Benefits Committee-Compensation Committee Interlocks and Insider Participation”;
•information included under the caption “Report of the Compensation and Benefits Committee”;
•information included under the captions “Compensation Discussion and Analysis” and “Compensation Tables” (other than under the heading “Pay Versus Performance”), and
•information included under the caption “Compensation of Directors.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares
Equity compensation plans approved by security holders	2,708,489	(1)	$207.11	11,831,136
Equity compensation plans not approved by security holders	2,750,840	(2)	—	1,376,564	(3)
Total	5,459,329		$207.11	13,207,700
(1) Includes 1,124,808 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. The maximum number of PSUs that could be earned under outstanding PSU grants is reflected but will not necessarily be earned subject to performance conditions.
(2) Includes 2,750,840 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. For additional information on the Company’s equity compensation plans see Note 20 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
(3) Consists of 611,740 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 764,824 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
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
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Item 4-Ratification of Audit and Risk Committee’s Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2025”, “-Independent Registered Public Accounting Firm Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” in the Proxy Statement is incorporated herein by reference.

Index
Ameriprise Financial, Inc.
PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The information required herein has been provided in Item 8, which is incorporated herein by reference.
2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(b): Schedule I-Condensed Financial Information of Registrant (Parent Company Only)
	Condensed Statements of Operations – December 31, 2024, 2023 and 2022	167
	Condensed Balance Sheets - December 31, 2024 and 2023	168
	Condensed Statements of Cash Flows – December 31, 2024, 2023 and 2022	169
	Notes to Condensed Financial Information of Registrant	170
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

Exhibit	Description

3.1	Amended Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on May 1, 2014).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2024).
3.3*	Amended and Restated Bylaws of Ameriprise Financial, Inc.
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, File No. 1-32525 filed on February 26, 2020).
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

4.3	Indenture dated as of October 5, 2005, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3, File No. 333-128834, filed on October 5, 2005).
4.4	Indenture dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.A to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.5	Junior Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.C to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.6	Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.B to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).

Index
Ameriprise Financial, Inc.

Exhibit	Description

10.1
Amendment to Amend and Restate Credit Agreement as the Fifth Amended and Restated Credit Agreement, dated as of November 25, 2024, among Ameriprise Financial, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and Barclays Bank PLC, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and U.S. Bank National Association as Co-Documentation Agents, and Wells Fargo Securities, LLC, BofA Securities, Inc. and CitiGroup Global Markets Inc. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on November 26, 2024).

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

10.4†	Ameriprise Financial Deferred Compensation Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
10.5†	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective October 3, 2017 (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 23, 2018).
10.6†	Ameriprise Financial Form of Award Certificate — Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.7†	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8†	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.9*†	Ameriprise Financial, Inc. Global Long-Term Incentive Award Program Guide.
10.10*†	Ameriprise Financial, Inc. Performance Cash Unit Supplement to the Global Long-Term Incentive Award Program Guide.
10.11†
Ameriprise Financial Form of Award Certificate — Performance Cash Unit Plan Award (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).

10.12*†	Ameriprise Financial, Inc Performance Share Unit Supplement to the Global Long-Term Incentive Award Program Guide.
10.13†	Ameriprise Financial Form of Award Certificate — Performance Share Unit Plan Award (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.14†	Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective December 3, 2014 (incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K File No. 1-32525, filed on February 24, 2015).
10.15†	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).
10.16†	Ameriprise Financial Senior Executive Severance Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
10.17†
First Amendment to the Ameriprise Financial Senior Executive Severance Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.18†
Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and any other officers designated by the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2012).

10.19*†	Ameriprise Financial Global Annual Incentive Award Plan, as amended and restated as of January 1, 2025.
10.20*†	Threadneedle Deferral Plan (as amended and restated effective January 1, 2025).
10.21†	Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.22†	Form of Deferred Stock Unit Award - Threadneedle Deferral Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.23†	Severance Plan for William Davies (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on May 2, 2023).
10.24†
Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.25†
Deferred Stock Option Award Certificate - Threadneedle Deferral Plan (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.26†	Form of Deferred Stock Option Award - Threadneedle Deferral Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).
10.27*†	Threadneedle Deferral Plan Deferred Stock Unit and Deferred Stock Option Programme Guide.

Index
Ameriprise Financial, Inc.

Exhibit	Description

10.28†
Ameriprise Financial Form of Award Certificate - EMEA Performance Share Unit Plan Award (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.29†
Ameriprise Financial Form of Award Certificate - EMEA Performance Share Unit Plan Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.30†
Ameriprise Financial Form of Award Certificate - Performance Cash Unit Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.31†
Ameriprise Financial Form of Award Certificate - Performance Share Unit Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.32†
Ameriprise Financial Form of Award Certificate - Restricted Stock Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.33†
Ameriprise Financial Form of Award Certificate - Restricted Stock Unit Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.34†
Ameriprise Financial Form of Award Certificate - Non-Qualified Stock Option Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.35*†	Ameriprise Financial Form of Award Certificate - Performance Cash Unit Award (for grants after January 1, 2025).
10.36*†	Ameriprise Financial Form of Award Certificate - Performance Share Unit Award (for grants after January 1, 2025).
10.37*†	Ameriprise Financial Form of Award Certificate - Restricted Stock Unit Award (for grants after January 1, 2025).
10.38*†	Ameriprise Financial Form of Award Certificate - Non-Qualified Stock Option Award (for grants after January 1, 2025).
10.39*†	Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan (for grants after January 1, 2025).
10.40*†	Deferred Stock Option Award Certificate - Threadneedle Deferral Plan (for grants after January 1, 2025).
13*	Portions of the Ameriprise Financial, Inc. 2024 Annual Report to Shareholders, which are furnished solely for the information of the SEC and are not to be deemed “filed.”
19.1*	Securities Trading Policy for Directors, Section 16 Officers and Executive Leadership Team.
19.2*	Enterprise Securities Trading Policies.
21*	Subsidiaries of Ameriprise Financial, Inc.
23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24*	Powers of attorney
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Ameriprise Financial, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K File No. 1-32525, filed on February 22, 2024).

101	The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Balance Sheets at December 31, 2024 and 2023; (iv) Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
† Management contract or compensation plan or arrangement
Item 16. Form 10-K Summary
None.

Index
Ameriprise Financial, Inc.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
Registrant

Date:	February 20, 2025	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 20, 2025	By	/s/ James M. Cracchiolo
James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)

Date:	February 20, 2025	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 20, 2025	By	/s/ Dawn M. Brockman
Dawn M. Brockman Senior Vice President and Controller (Principal Accounting Officer)

Date:	February 20, 2025	By	/s/ Dianne Neal Blixt*
Dianne Neal Blixt Director

Date:	February 20, 2025	By	/s/ Amy DiGeso*
Amy DiGeso Director

Date:	February 20, 2025	By	/s/ Armando Pimentel, Jr.*
Armando Pimentel, Jr. Director

Date:	February 20, 2025	By	/s/ Robert F. Sharpe, Jr.*
Robert F. Sharpe, Jr. Director

Date:	February 20, 2025	By	/s/ Brian T. Shea*
Brian T. Shea Director

Date:	February 20, 2025	By	/s/ W. Edward Walter III*
W. Edward Walter III Director

Index
Ameriprise Financial, Inc.

Date:	February 20, 2025	By	/s/ Christopher J. Williams*
Christopher J. Williams Director

*By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer
*Walter S. Berman, by signing his name hereto on the 20th day of February, 2025 does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors as Exhibit 24 to this Form 10-K, all in the capacities and on the date stated, such persons being the majority of the Directors of the Registrant.

Index
Ameriprise Financial, Inc.
Schedule I - Condensed Financial Information of Registrant
(Parent Company Only)

Index
Ameriprise Financial, Inc.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2024	2023	2022
	(in millions)
Revenues
Net investment income	$94	$77	$16
Other revenues	11	5	6
Total revenues	105	82	22
Banking and deposit interest expense	35	35	8
Total net revenues	70	47	14
Expenses
Distribution expenses	61	46	4
Interest and debt expense	144	138	104
General and administrative expense	328	306	265
Total expenses	533	490	373
Pretax loss before equity in earnings of subsidiaries	(463)	(443)	(359)
Income tax provision	182	142	139
Loss before equity in earnings of subsidiaries	(645)	(585)	(498)
Equity in earnings of subsidiaries, net of tax	4,046	3,141	3,647
Net income	3,401	2,556	3,149
Other comprehensive income (loss), net of tax	(142)	780	(1,904)
Total comprehensive income (loss)	$3,259	$3,336	$1,245
See Notes to Condensed Financial Information of Registrant.

Index
Ameriprise Financial, Inc.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheets (Parent Company Only)
	December 31,
	2024	2023
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$844	$519
Investments	921	841
Loans to subsidiaries	343	489
Due from subsidiaries	273	246
Receivables	26	49
Land, buildings, equipment, and software, net of accumulated depreciation of $779 and $791, respectively	303	265
Investments in subsidiaries	6,910	6,974
Other assets	1,605	1,580
Total assets	$11,225	$10,963

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,422	$1,229
Due to subsidiaries	347	347
Borrowings from subsidiaries	756	580
Long-term debt	2,842	3,398
Other liabilities	630	680
Total liabilities	5,997	6,234

Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 337,729,050 and 336,780,893, respectively)	3	3
Additional paid-in capital	10,141	9,824
Retained earnings	24,713	21,905
Treasury shares, at cost (241,562,357 and 236,607,681 shares, respectively)	(27,721)	(25,237)
Accumulated other comprehensive income (loss), net of tax, including amounts applicable to equity investments in subsidiaries	(1,908)	(1,766)
Total equity	5,228	4,729
Total liabilities and equity	$11,225	$10,963
See Notes to Condensed Financial Information of Registrant.

Index
Ameriprise Financial, Inc.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2024	2023	2022
	(in millions)
Cash Flows from Operating Activities
Net income	$3,401	$2,556	$3,149
Equity in earnings of subsidiaries	(4,046)	(3,141)	(3,647)
Dividends received from subsidiaries	3,731	3,025	2,512
Other operating activities, primarily with subsidiaries	422	453	226
Net cash provided by (used in) operating activities	3,508	2,893	2,240

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	4	—
Maturities, sinking fund payments and calls	55	43	153
Purchases	(128)	(38)	(124)
Proceeds from sales of other investments	—	—	7
Purchase of other investments	—	(10)	(1)
Purchase of land, buildings, equipment and software	(59)	(87)	(70)
Contributions to subsidiaries	(145)	(324)	(743)
Return of capital from subsidiaries	351	—	207
Repayment of loans to subsidiaries	3,406	1,992	1,960
Issuance of loans to subsidiaries	(3,260)	(2,232)	(1,726)
Other, net	(1)	2	—
Net cash provided by (used in) investing activities	219	(650)	(337)

Cash Flows from Financing Activities
Dividends paid to shareholders	(574)	(550)	(534)
Repurchase of common shares	(2,448)	(2,127)	(1,978)
Issuance of long-term debt, net of issuance costs	—	1,335	495
Repayments of long-term debt	(561)	(760)	(510)
Borrowings from subsidiaries	726	1,003	1,210
Repayments of borrowings from subsidiaries	(586)	(951)	(1,034)
Other, net	41	(35)	(18)
Net cash provided by (used in) financing activities	(3,402)	(2,085)	(2,369)
Net increase (decrease) in cash and cash equivalents	325	158	(466)
Cash and cash equivalents at beginning of period	519	361	827
Cash and cash equivalents at end of period	$844	$519	$361

Supplemental Disclosures:
Interest paid on debt	$148	$129	$98
Income taxes paid, net	179	233	91
Non-cash dividends from subsidiaries	—	77	—
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
2. Investments
On December 23, 2020, RiverSource Life Insurance Company (“RiverSource Life”) issued a $500 million unsecured 3.5% surplus note due December 31, 2050 to the Parent Company. The surplus note is subordinate in right of payment to the prior payment in full of RiverSource Life’s obligations to policyholders, claimants and beneficiaries and all other creditors. No payment of principal or interest shall be made without the prior approval of the Minnesota Department of Commerce and such payments shall be made only from RiverSource Life’s statutory surplus. Interest payments, which commenced on June 30, 2021, are due semi-annually in arrears on June 30 and December 31. Subject to the preceding conditions, RiverSource Life may prepay all or a portion of the principal at any time. The held-to-maturity investment was $500 million as of both December 31, 2024 and 2023 and is recorded in Investments on the Parent Company’s Condensed Balance Sheets. For the years ended December 31, 2024, 2023 and 2022, interest income was $18 million and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
In June of 2024, the Parent Company invested $69 million in an unrated residual tranche issued by Ameriprise Installment Financing, LLC, a subsidiary of the Parent Company. The residual tranche is collateralized by a portfolio of loans issued to advisors affiliated with Ameriprise Financial Services, LLC (“AFS”), a subsidiary of the Parent Company. As of December 31, 2024, the fair value of the residual tranche was $60 million and is reported in Investments on the Parent Company’s Condensed Balance Sheets. Interest income from the residual tranche was $2 million for the year ending December 31, 2024 and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
In September of 2022, the Parent Company redeemed the outstanding unrated residual tranche issued by Ameriprise Advisor Financing, LLC (“AAF”), a subsidiary of the Parent Company, realizing a $23 million loss, and invested $30 million in a new unrated residual tranche issued by Ameriprise Advisor Financing 2, LLC (“AAF 2”). As of December 31, 2024 and 2023, the fair value of the residual tranche was $56 million and $30 million, respectively, and is reported in Investments on the Parent Company’s Condensed Balance Sheets. Interest income from the residual tranche was $7 million for the years ended December 31, 2024, 2023 and 2022 and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
3. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.
•As of both December 31, 2024 and 2023, Ameriprise Financial had $201 million of borrowings from the Federal Home Loan Bank of Des Moines, which is primarily collateralized with commercial mortgage backed securities and residential mortgage backed securities.
•As of December 31, 2024 and 2023, Ameriprise Financial debt included nil and $1 million, respectively, of other subsidiary lease obligations.
4. Borrowings from Subsidiaries
The Parent Company has intercompany lending arrangements with its subsidiaries. At the end of each business day, taking into consideration all legal and regulatory requirements associated with its subsidiaries, the Parent Company is entitled to draw on all funds in specified bank accounts. Repayment of all or a portion of the funds is due on demand. As of December 31, 2024 and 2023, the Company had $415 million and $375 million, respectively, available for repayment due on demand. The Parent Company also has revolving credit agreements with its subsidiaries as the borrower aggregating $1.3 billion as of both December 31, 2024 and 2023, of which $340 million and $205 million was outstanding as of December 31, 2024 and 2023, respectively.
5. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of certain subsidiaries. All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial are potential or current obligations of the Parent Company. The Parent Company has committed revolving credit agreements with its subsidiaries as the lender aggregating $363 million as of both December 31, 2024 and 2023, of which $99 million and $246 million was outstanding as of December 31, 2024 and 2023, respectively.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2024, 2023 and 2022, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

Index
Ameriprise Financial, Inc.
AFS entered into a Financial Industry Regulatory Authority (“FINRA”) approved subordinated loan agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. As of both December 31, 2024 and 2023, AFS had not made a demand of the principal amount.
Ameriprise Enterprise Investment Services, Inc. (“AEIS”) entered into a FINRA approved subordinated loan agreement with the Parent Company on January 25, 2017 for regulatory net capital purposes. Under this agreement, AEIS borrowed $60 million from the Parent Company with an initial term of five years to be repaid no later than January 25, 2022. Both companies have the option to renew the agreement in one year-increments in perpetuity. The agreement was renewed in January 2022 and each year thereafter, extending the current maturity date to January 25, 2026.
6. Subsequent Events
The Parent Company made two $30 million cash contributions to Ameriprise Advisor Capital, LLC. The first occured on January 6, 2025 and the second occurred on January 27, 2025.