Form 10-Q
period 2025-03-31
AMERIPRISE FINANCIAL INC
filed 2025-05-02
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 25, 2025
Common Stock (par value $0.01 per share)	95,222,673 shares

Index
AMERIPRISE FINANCIAL, INC.
FORM 10-Q

Index
AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,602	$2,399
Distribution fees	522	506
Net investment income	868	901
Premiums, policy and contract charges	360	390
Other revenues	129	129
Total revenues	4,481	4,325
Banking and deposit interest expense	127	179
Total net revenues	4,354	4,146
Benefits and expenses
Distribution expenses	1,612	1,419
Interest credited to fixed accounts	130	132
Benefits, claims, losses and settlement expenses	381	295
Remeasurement (gains) losses of future policy benefit reserves	(10)	(4)
Change in fair value of market risk benefits	497	(18)
Amortization of deferred acquisition costs	61	61
Interest and debt expense	80	82
General and administrative expense	916	960
Total benefits and expenses	3,667	2,927
Pretax income	687	1,219
Income tax provision	104	229
Net income	$583	$990

Earnings per share
Basic	$5.92	$9.63
Diluted	$5.83	$9.46
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net income	$583	$990
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	374	(178)
Net unrealized gains (losses) on derivatives	(8)	—
Effect of changes in discount rate assumptions on certain long-duration contracts	(30)	69
Effect of changes in instrument-specific credit risk on market risk benefits	1	(37)
Foreign currency translation adjustment	52	(18)
Total other comprehensive income (loss), net of tax	389	(164)
Total comprehensive income (loss)	$972	$826
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,806	$8,149
Cash of consolidated investment entities	168	373
Investments (allowance for credit losses: 2025, $26; 2024, $25)	58,446	56,423
Investments of consolidated investment entities, at fair value	2,386	2,387
Market risk benefits	1,742	2,182
Separate account assets	75,572	78,114
Receivables (allowance for credit losses: 2025, $61; 2024, $69)	14,732	14,472
Receivables of consolidated investment entities, at fair value	37	31
Deferred acquisition costs	2,661	2,677
Restricted and segregated cash, cash equivalents and investments	1,304	1,444
Other assets	14,205	15,149
Other assets of consolidated investment entities, at fair value	—	2
Total assets	$179,059	$181,403

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$41,922	$41,873
Market risk benefits	1,628	1,263
Separate account liabilities	75,572	78,114
Customer deposits	35,640	35,826
Short-term borrowings	201	201
Long-term debt	3,581	2,842
Debt of consolidated investment entities, at fair value	2,395	2,429
Accounts payable and accrued expenses	2,264	2,704
Other liabilities	10,273	10,609
Other liabilities of consolidated investment entities, at fair value	157	314
Total liabilities	173,633	176,175
Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 337,892,361 and 337,729,050, respectively)	3	3
Additional paid-in capital	10,188	10,141
Retained earnings	25,148	24,713
Treasury shares, at cost (242,355,174 and 241,562,357 shares, respectively)	(28,394)	(27,721)
Accumulated other comprehensive income (loss), net of tax	(1,519)	(1,908)
Total equity	5,426	5,228
Total liabilities and equity	$179,059	$181,403
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at January 1, 2025	96,166,693	$3	$10,141	$24,713	$(27,721)	$(1,908)	$5,228
Net income	—	—	—	583	—	—	583
Other comprehensive income (loss), net of tax	—	—	—	—	—	389	389
Dividends to shareholders	—	—	—	(148)	—	—	(148)
Repurchase of common shares	(1,404,594)	—	—	—	(744)	—	(744)
Share-based compensation plans	775,088	—	47	—	71	—	118
Balances at March 31, 2025	95,537,187	$3	$10,188	$25,148	$(28,394)	$(1,519)	$5,426

Balances at January 1, 2024	100,173,212	$3	$9,824	$21,905	$(25,237)	$(1,766)	$4,729
Net income	—	—	—	990	—	—	990
Other comprehensive income (loss), net of tax	—	—	—	—	—	(164)	(164)
Dividends to shareholders	—	—	—	(143)	—	—	(143)
Repurchase of common shares	(1,741,372)	—	—	—	(706)	—	(706)
Share-based compensation plans	1,212,525	—	100	—	73	—	173
Balances at March 31, 2024	99,644,365	$3	$9,924	$22,752	$(25,870)	$(1,930)	$4,879
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash Flows from Operating Activities
Net income	$583	$990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(27)	(42)
Deferred income tax expense (benefit)	(95)	227
Share-based compensation	49	42
Net realized investment (gains) losses	(5)	(1)
Net trading (gains) losses	(1)	(2)
Loss from equity method investments	13	4
Impairments and provision for loan and credit losses	(5)	(1)
Net (gains) losses of consolidated investment entities	12	3
Changes in operating assets and liabilities:
Restricted and segregated investments	158	(158)
Deferred acquisition costs	16	12
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	940	448
Derivatives, net of collateral	270	(51)
Receivables	(220)	—
Brokerage deposits	(25)	90
Accounts payable and accrued expenses	(452)	(436)
Current income tax, net	180	(44)
Other operating assets and liabilities of consolidated investment entities, net	2	(1)
Other, net	293	364
Net cash provided by (used in) operating activities	1,686	1,444

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,075	—
Maturities, sinking fund payments and calls	4,221	3,283
Purchases	(6,834)	(3,972)
Proceeds from sales, maturities and repayments of mortgage loans	37	32
Funding of mortgage loans	(107)	(69)
Proceeds from sales, maturities and collections of other investments	22	20
Purchase of other investments	(26)	(23)
Purchase of investments by consolidated investment entities	(354)	(131)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	167	236
Purchase of land, buildings, equipment and software	(36)	(52)
Cash paid for written options with deferred premiums	—	(57)
Cash received from written options with deferred premiums	—	15
Cash paid for deposit receivables	(8)	(9)
Cash received for deposit receivables	112	167
Other, net	(10)	(9)
Net cash provided by (used in) investing activities	$(1,741)	$(569)
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$961	$1,638
Maturities, withdrawals and cash surrenders	(1,471)	(1,881)
Policyholder account balances:
Deposits and other additions	254	358
Net transfers from (to) separate accounts	(36)	(26)
Surrenders and other benefits	(395)	(495)
Change in banking deposits, net	363	(170)
Cash paid for purchased options with deferred premiums	(3)	(51)
Cash received for purchased options with deferred premiums	—	26
Issuance of long-term debt, net of issuance costs	740	—
Repayments of long-term debt	(3)	(3)
Dividends paid to shareholders	(144)	(138)
Repurchase of common shares	(730)	(628)
Borrowings of consolidated investment entities	304	166
Repayments of debt by consolidated investment entities	(328)	(227)
Net cash provided by (used in) financing activities	(488)	(1,431)
Effect of exchange rate changes on cash	13	(5)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(530)	(561)
Cash and cash equivalents, including amounts restricted at beginning of period	9,489	8,620
Cash and cash equivalents, including amounts restricted at end of period	$8,959	$8,059

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$131	$195
Interest paid by consolidated investment entities	39	44
Income taxes paid, net	28	25
Leased assets obtained in exchange for operating lease liabilities	22	11

	March 31, 2025	December 31, 2024
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$7,806	$8,149
Cash of consolidated investment entities	168	373
Restricted and segregated cash, cash equivalents and investments	1,304	1,444
Less: Restricted and segregated investments	(319)	(477)
Total cash and cash equivalents, including amounts restricted per consolidated statements of cash flows	$8,959	$9,489
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The foreign operations of Ameriprise Financial, Inc. (“Ameriprise Financial”) are conducted primarily through Columbia Threadneedle Investments UK International Limited, TAM UK International Holdings Limited and Ameriprise Asset Management Holdings Singapore (Pte.) Ltd and their respective subsidiaries (collectively, “Threadneedle”).
The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation.
The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform with the current presentation. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025 (“2024 10-K”).
The Company evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than disclosed in Note 11, no other subsequent events or transactions requiring recognition or disclosure were identified.
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing changes to the income tax-related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
Expenses – Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public business entities to disclose disaggregated information about certain income statement expense line items. The disaggregated disclosures are required to be in the footnotes to the consolidated financial statements on an annual and interim basis. The standard is to be applied prospectively, with an option for retrospective application and is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing changes to footnote disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
3. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended March 31, 2025
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$530	$—	$—	$530	$—	$530
Institutional	—	134	—	—	134	—	134
Model delivery(2)	—	22	—	—	22	—	22
Advisory fees	1,515	—	—	—	1,515	—	1,515
Financial planning fees	110	—	—	—	110	—	110
Transaction and other fees	94	50	15	—	159	—	159
Total management and financial advice fees	1,719	736	15	—	2,470	—	2,470
Distribution fees:
Mutual funds	214	55	—	—	269	—	269
Insurance and annuity	243	39	82	—	364	—	364
Off-balance sheet brokerage cash	36	—	—	—	36	—	36
Other products	120	—	—	—	120	—	120
Total distribution fees	613	94	82	—	789	—	789
Other revenues	69	5	—	—	74	—	74
Total revenue from contracts with customers	2,401	835	97	—	3,333	—	3,333
Revenue from other sources (1)	508	11	829	112	1,460	49	1,509
Total segment gross revenues	2,909	846	926	112	4,793	49	4,842
Banking and deposit interest expense	(127)	—	—	(8)	(135)	—	(135)
Total segment net revenues	2,782	846	926	104	4,658	49	4,707
Elimination of intersegment revenues	(222)	(26)	(109)	8	(349)	(4)	(353)
Total net revenues	$2,560	$820	$817	$112	$4,309	$45	$4,354

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$530	$—	$—	$530	$—	$530
Institutional	—	141	—	—	141	—	141
Model delivery(2)	—	18	—	—	18	—	18
Advisory fees	1,303	—	—	—	1,303	—	1,303
Financial planning fees	112	—	—	—	112	—	112
Transaction and other fees	94	50	14	—	158	—	158
Total management and financial advice fees	1,509	739	14	—	2,262	—	2,262
Distribution fees:
Mutual funds	196	56	—	—	252	—	252
Insurance and annuity	247	39	84	—	370	—	370
Off-balance sheet brokerage cash	50	—	—	—	50	—	50
Other products	105	—	—	—	105	—	105
Total distribution fees	598	95	84	—	777	—	777
Other revenues	60	5	—	—	65	—	65
Total revenue from contracts with customers	2,167	839	98	—	3,104	—	3,104
Revenue from other sources (1)	572	16	814	129	1,531	49	1,580
Total segment gross revenues	2,739	855	912	129	4,635	49	4,684
Banking and deposit interest expense	(179)	—	—	(8)	(187)	—	(187)
Total segment net revenues	2,560	855	912	121	4,448	49	4,497
Elimination of intersegment revenues	(225)	(24)	(106)	7	(348)	(3)	(351)
Total net revenues	$2,335	$831	$806	$128	$4,100	$46	$4,146
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
Contract liabilities for financial planning fees, which are included in Other liabilities, was $181 million as of both March 31, 2025 and December 31, 2024.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and was $145 million as of both March 31, 2025 and December 31, 2024.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $37 million and nil as of March 31, 2025 and December 31, 2024, respectively.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $477 million and $538 million as of March 31, 2025 and December 31, 2024, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds, and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $4 million and $2 million as of March 31, 2025 and December 31, 2024, respectively.
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
Other Non-Consolidated VIEs
The Company’s investments in other non-consolidated VIEs are recorded in other investments. The Company’s maximum exposure to loss with respect to its investments in these non-consolidated VIEs is limited to its carrying value. The carrying value of other non-consolidated VIEs was $120 million and $161 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both March 31, 2025 and December 31, 2024. The Company has not provided any additional support to the VIEs beyond the funding commitments.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$58	$—	$58
Common stocks	—	3	—	3
Syndicated loans	—	2,195	130	2,325
Total investments	—	2,256	130	2,386
Receivables	—	37	—	37
Total assets at fair value	$—	$2,293	$130	$2,423

Liabilities
Debt (1)	$—	$2,395	$—	$2,395
Other liabilities	—	157	—	157
Total liabilities at fair value	$—	$2,552	$—	$2,552

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$50	$—	$50
Common stocks	—	2	1	3
Syndicated loans	—	2,216	118	2,334
Total investments	—	2,268	119	2,387
Receivables	—	31	—	31
Other assets	—	2	—	2
Total assets at fair value	$—	$2,301	$119	$2,420

Liabilities
Debt (1)	$—	$2,429	$—	$2,429
Other liabilities	—	314	—	314
Total liabilities at fair value	$—	$2,743	$—	$2,743
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion as of both March 31, 2025 and December 31, 2024.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2025	$1	$118
Total gains (losses) included in:
Net income	—	(2)	(1)
Purchases	—	16
Settlements	—	(1)
Transfers into Level 3	—	67
Transfers out of Level 3	(1)	(68)
Balance at March 31, 2025	$—	$130

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2025	$—	$(1)	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2024	$—	$63
Total gains (losses) included in:
Net income	—	(2)	(1)
Purchases	—	37
Transfers into Level 3	1	15
Transfers out of Level 3	—	(48)
Balance at March 31, 2024	$1	$65

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2024	$—	$(3)	(1)
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of March 31, 2025 and December 31, 2024 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2025	December 31, 2024
	(in millions)
Syndicated loans
Unpaid principal balance	$2,415	$2,406
Excess unpaid principal over fair value	(90)	(72)
Fair value	$2,325	$2,334

Fair value of loans more than 90 days past due	$1	$1
Fair value of loans in nonaccrual status	14	1
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	17	5

Debt
Unpaid principal balance	$2,610	$2,633
Excess unpaid principal over fair value	(215)	(204)
Carrying value (1)	$2,395	$2,429
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion as of both March 31, 2025 and December 31, 2024.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months ended March 31, 2025 and 2024.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)
Debt of consolidated CLOs due 2030 -2038	$2,395	$2,429	5.6%	5.9%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 13.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2025	December 31, 2024
	(in millions)
Available-for-Sale securities, at fair value	$54,150	$52,153
Mortgage loans (allowance for credit losses: 2025, $15; 2024, $14)	2,423	2,354
Policy loans	991	982
Other investments (allowance for credit losses: 2025, $6; 2024, $6)	882	934
Total	$58,446	$56,423
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of Net investment income:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Investment income on fixed maturities	$746	$754
Net realized gains (losses)	5	1
Consolidated investment entities	37	45
Other	80	101
Total	$868	$901
Available-for-Sale securities distributed by type were as follows:

	March 31, 2025
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$15,055	$270	$(603)	$—	$14,722
Residential mortgage backed securities	27,338	139	(925)	—	26,552
Commercial mortgage backed securities	4,636	9	(177)	(4)	4,464
Asset backed securities	5,398	19	(33)	—	5,384
State and municipal obligations	585	36	(17)	(1)	603
U.S. government and agency obligations	2,412	—	—	—	2,412
Foreign government bonds and obligations	13	—	—	—	13
Total	$55,437	$473	$(1,755)	$(5)	$54,150

Description of Securities	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$14,509	$201	$(711)	$—	$13,999
Residential mortgage backed securities	24,396	81	(1,133)	—	23,344
Commercial mortgage backed securities	5,339	10	(219)	(4)	5,126
Asset backed securities	6,451	30	(39)	—	6,442
State and municipal obligations	629	29	(19)	(1)	638
U.S. government and agency obligations	2,589	2	—	—	2,591
Foreign government bonds and obligations	13	—	—	—	13
Total	$53,926	$353	$(2,121)	$(5)	$52,153

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As of March 31, 2025 and December 31, 2024, accrued interest of $342 million and $326 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of March 31, 2025 and December 31, 2024, fixed maturity securities comprised approximately 93% and 92%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2025 and December 31, 2024, the Company’s internal analysts rated $661 million and $508 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$24,491	$23,979	44%	$25,251	$24,614	47%
AA	15,297	14,889	27	13,498	12,909	25
A	3,307	3,305	6	2,979	2,935	5
BBB	12,022	11,663	22	11,896	11,402	22
Below investment grade	320	314	1	302	293	1
Total fixed maturities	$55,437	$54,150	100%	$53,926	$52,153	100%
As of March 31, 2025 and December 31, 2024, approximately 85% and 82% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. No holdings of any issuer were greater than 10% of the Company’s total equity as of both March 31, 2025 and December 31, 2024.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	March 31, 2025
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	238	$4,168	$(147)	276	$3,980	$(456)	514	$8,148	$(603)
Residential mortgage backed securities	139	4,886	(38)	646	8,878	(887)	785	13,764	(925)
Commercial mortgage backed securities	19	391	(3)	199	3,050	(174)	218	3,441	(177)
Asset backed securities	31	1,161	(2)	35	366	(31)	66	1,527	(33)
State and municipal obligations	13	49	(1)	43	132	(16)	56	181	(17)
U.S. government and agency obligations	7	687	—	—	—	—	7	687	—
Foreign government bonds and obligations	—	—	—	3	13	—	3	13	—
Total	447	$11,342	$(191)	1,202	$16,419	$(1,564)	1,649	$27,761	$(1,755)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	282	$5,328	$(178)	291	$4,042	$(533)	573	$9,370	$(711)
Residential mortgage backed securities	203	6,728	(96)	659	9,122	(1,037)	862	15,850	(1,133)
Commercial mortgage backed securities	24	478	(6)	233	3,298	(213)	257	3,776	(219)
Asset backed securities	15	309	(2)	37	384	(37)	52	693	(39)
State and municipal obligations	21	57	(2)	45	133	(17)	66	190	(19)
U.S. government and agency obligations	1	100	—	—	—	—	1	100	—
Foreign government bonds and obligations	—	—	—	3	12	—	3	12	—
Total	546	$13,000	$(284)	1,268	$16,991	$(1,837)	1,814	$29,991	$(2,121)
As part of the Company’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2025 is primarily attributable to the impact of lower interest rates. As of March 31, 2025, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of both March 31, 2025 and December 31, 2024, approximately 97% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Commercial Mortgage Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2025	$—	$4	$1	$5
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	—	—
Balance at March 31, 2025	$—	$4	$1	$5

Balance at January 1, 2024	$1	$—	$1	$2
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—		—	—
Balance at March 31, 2024	$1	$—	$1	$2
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended March 31,
	2025	2024 (1)
	(in millions)
Gross realized investment gains	$10	$—
Gross realized investment losses	(5)	—
Total	$5	$—
(1) No realized gains or losses on Available-for-Sale securities, including credit losses and other impairments, exceeded $1 million for the three months ended March 31, 2024.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) (“AOCI”).

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities by contractual maturity as of March 31, 2025 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$3,091	$3,091
Due after one year through five years	2,675	2,609
Due after five years through 10 years	5,869	5,691
Due after 10 years	6,430	6,359
	18,065	17,750
Residential mortgage backed securities	27,338	26,552
Commercial mortgage backed securities	4,636	4,464
Asset backed securities	5,398	5,384
Total	$55,437	$54,150
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.

6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2025	$45	$9	$54
Provisions	(9)	2	(7)
Charge-offs	—	(1)	(1)
Balance at March 31, 2025	$36	$10	$46

Balance at January 1, 2024	$54	$9	$63
Provisions	(2)	1	(1)
Charge-offs	(1)	(1)	(2)
Balance at March 31, 2024	$51	$9	$60
As of March 31, 2025 and December 31, 2024, accrued interest on commercial loans was $19 million and $20 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2025 and 2024, the Company purchased $4 million and nil, respectively, of syndicated loans, and sold $3 million and nil, respectively, of syndicated loans.
During the three months ended March 31, 2025 and 2024, the Company purchased $40 million and $36 million, respectively, of residential mortgage loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $13 million as of both March 31, 2025 and December 31, 2024. All other loans were considered to be performing.

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
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2025 and December 31, 2024. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both March 31, 2025 and December 31, 2024.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2025
Loan-to-Value Ratio	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$15	$15
80% - 100%	—	—	—	—	—	57	57
60% - 80%	17	83	35	18	6	126	285
40% - 60%	36	89	30	40	72	387	654
< 40%	13	15	7	47	100	751	933
Total	$66	$187	$72	$105	$178	$1,336	$1,944

	December 31, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$15	$15
80% - 100%	—	—	—	—	10	48	58
60% - 80%	86	44	18	9	5	130	292
40% - 60%	87	22	39	69	41	348	606
< 40%	15	10	48	102	50	706	931
Total	$188	$76	$105	$180	$106	$1,247	$1,902
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the three months ended March 31, 2025, write-offs of commercial mortgage loans were not material.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)
East North Central	$189	$185	10%	10%
East South Central	45	45	2	2
Middle Atlantic	133	133	7	7
Mountain	168	157	9	8
New England	29	30	1	2
Pacific	642	633	33	33
South Atlantic	501	489	26	26
West North Central	117	119	6	6
West South Central	120	111	6	6
Total	$1,944	$1,902	100%	100%

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)
Apartments	$552	$522	28%	27%
Hotel	33	33	2	2
Industrial	359	362	18	19
Mixed use	69	68	4	4
Office	216	219	11	11
Retail	547	546	28	29
Other	168	152	9	8
Total	$1,944	$1,902	100%	100%
Syndicated Loans
The investment in syndicated loans as of March 31, 2025 and December 31, 2024 was $87 million and $92 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both March 31, 2025 and December 31, 2024. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the three months ended March 31, 2025, write-offs of syndicated loans were not material.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	2	2
Risk 3	5	1	1	—	2	1	10
Risk 2	6	22	5	—	3	8	44
Risk 1	3	21	6	—	—	1	31
Total	$14	$44	$12	$—	$5	$12	$87

	December 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	2	2
Risk 3	1	1	—	8	1	1	12
Risk 2	29	5	—	3	—	8	45
Risk 1	22	6	—	3	2	—	33
Total	$52	$12	$—	$14	$3	$11	$92
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, the unpaid balances generally become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $6 million as of both March 31, 2025 and December 31, 2024. For the three months ended March 31, 2025, write-offs of advisor loans were not material.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	March 31, 2025
Termination Status	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Active	$191	$348	$335	$250	$113	$207	$1,444
Terminated	—	—	—	2	2	8	12
Total	$191	$348	$335	$252	$115	$215	$1,456

	December 31, 2024
Termination Status	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Active	$358	$351	$261	$121	$82	$150	$1,323
Terminated	—	—	2	2	2	6	12
Total	$358	$351	$263	$123	$84	$156	$1,335
Consumer Loans
Residential Mortgage Loans
The Company reviews the credit worthiness of the borrower in order to determine the risk of loss on residential mortgage loans. Geographic location and FICO scores are the primary credit quality indicators included in the model that projects the Company’s risk of credit loss over the life of the residential mortgage loan portfolio. Delinquency rates are measured based on the number of days past due. Residential mortgage loans over 30 days past due were $3 million and $4 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, write-offs of residential mortgage loans were not material.
The tables below present the amortized cost basis of residential mortgage loans by year of origination and FICO score:

FICO Score	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
> 810	$1	$9	$9	$2	$2	$1	$24
780 - 809	11	86	56	28	7	6	194
740 - 779	10	66	75	24	7	4	186
720 - 739	2	18	14	5	5	—	44
700 - 719	1	8	8	5	3	1	26
< 699	—	7	7	3	3	—	20
Total	$25	$194	$169	$67	$27	$12	$494

FICO Score	December 31, 2024
	2024	2023	2022	2021	2020	Total
	(in millions)
> 810	$5	$9	$2	$2	$1	$19
780 - 809	84	56	28	7	6	181
740 - 779	64	77	25	7	5	178
720 - 739	17	15	5	5	—	42
700 - 719	9	8	5	3	1	26
< 699	7	7	3	3	—	20
Total	$186	$172	$68	$27	$13	$466
The table below presents the concentrations of credit risk of residential mortgage loans by U.S. region:

	Loans		Percentage
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)
Minnesota	$304	$284	62%	61%
Other U.S. States	190	182	38	39
Total	$494	$466	100%	100%

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 2% of total credit card receivables as of both March 31, 2025 and December 31, 2024.
The table below presents the amortized cost basis of credit card receivables by FICO score:

FICO Score	March 31, 2025	December 31, 2024
	(in millions)
> 800	$34	$38
750 - 799	30	32
700 - 749	27	29
650 - 699	16	16
< 650	8	8
Total	$115	$123
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Margin Loans
The margin loans balance was $1.2 billion and $1.1 billion as of March 31, 2025 and December 31, 2024, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both March 31, 2025 and December 31, 2024, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $800 million and $737 million as of March 31, 2025 and December 31, 2024, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both March 31, 2025 and December 31, 2024, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $5.7 billion and $5.8 billion as of March 31, 2025 and December 31, 2024, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both March 31, 2025 and December 31, 2024.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the three months ended March 31, 2025 and 2024.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in deferred acquisition costs (“DAC”):

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2025	$1,402	$276	$28	$4	$103	$553
Capitalization of acquisition costs	6	19	—	—	—	15
Amortization	(28)	(9)	(2)	—	(2)	(11)
Balance at March 31, 2025	$1,380	$286	$26	$4	$101	$557

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2025	$210	$2	$10	$17	$70	$2,675
Capitalization of acquisition costs	1	—	1	1	—	43
Amortization	(4)	—	—	(1)	(2)	(59)
Balance at March 31, 2025	$207	$2	$11	$17	$68	2,659
Other broker dealer acquisition costs						2
Balance at March 31, 2025 including broker dealer acquisition costs						$2,661

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,496	$208	$35	$5	$110	$534
Capitalization of acquisition costs	24	98	—	—	—	64
Amortization	(118)	(30)	(7)	(1)	(7)	(45)
Balance at December 31, 2024	$1,402	$276	$28	$4	$103	$553

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,711
Capitalization of acquisition costs	3	—	5	2	3	199
Amortization	(16)	—	(1)	(2)	(8)	(235)
Balance at December 31, 2024	$210	$2	$10	$17	$70	2,675
Other broker dealer acquisition costs						2
Balance at December 31, 2024 including broker dealer acquisition costs						$2,677
The following tables summarize the balances of and changes in deferred sales inducement costs (“DSIC”):

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2025	$122	$10	$132
Amortization	(3)	(1)	(4)
Balance at March 31, 2025	$119	$9	$128

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$136	$12	$148
Amortization	(14)	(2)	(16)
Balance at December 31, 2024	$122	$10	$132
8.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Policyholder account balances
Policyholder account balances	$32,465	$32,542

Future policy benefits
Reserve for future policy benefits	7,488	7,418
Deferred profit liability	121	118
Additional liabilities for insurance guarantees	1,413	1,389
Other insurance and annuity liabilities	214	192
Total future policy benefits	9,236	9,117
Policy claims and other policyholders’ funds	221	214
Total policyholder account balances, future policy benefits and claims	$41,922	$41,873
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2025	$3,680	$16,330	$5,369	$305	$447
Contract deposits	16	808	9	—	15
Policy charges	(3)	(1)	—	—	—
Surrenders and other benefits	(125)	(120)	(185)	(7)	(25)
Net transfer from (to) separate account liabilities	(10)	—	—	—	—
Variable account index-linked adjustments	—	(545)	—	—	—
Interest credited	29	—	48	3	4
Balance at March 31, 2025	$3,587	$16,472	$5,241	$301	$441

Weighted-average crediting rate	3.3%	1.8%	3.8%	2.0%	N/A
Cash surrender value (1)	$3,566	$15,617	$5,238	$279	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,405	$1,647	$2,894	$465	$32,542
Contract deposits	28	65	41	—	982
Policy charges	(43)	(23)	(31)	—	(101)
Surrenders and other benefits	(15)	(29)	(19)	(10)	(535)
Net transfer from (to) separate account liabilities	—	(26)	—	—	(36)
Variable account index-linked adjustments	—	—	—	—	(545)
Interest credited	12	16	42	4	158
Balance at March 31, 2025	$1,387	$1,650	$2,927	$459	$32,465

Weighted-average crediting rate	3.5%	3.9%	3.0%	4.0%
Net amount at risk	$8,212	$57,723	$13,480	$127
Cash surrender value (1)	$1,268	$1,082	$2,490	$292

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	56	4,005	39	—	101
Policy charges	(14)	(3)	—	—	—
Surrenders and other benefits	(628)	(383)	(856)	(16)	(110)
Net transfer from (to) separate account liabilities	(32)	—	—	—	—
Variable account index-linked adjustments	—	1,968	—	—	—
Interest credited	125	1	204	14	12
Balance at December 31, 2024	$3,680	$16,330	$5,369	$305	$447

Weighted-average crediting rate	3.3%	1.9%	3.7%	2.0%	N/A
Cash surrender value (1)	$3,658	$15,467	$5,365	$279	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	117	333	181	—	4,832
Policy charges	(173)	(93)	(124)	—	(407)
Surrenders and other benefits	(62)	(80)	(79)	(52)	(2,266)
Net transfer from (to) separate account liabilities	—	(145)	—	—	(177)
Variable account index-linked adjustments	—	—	—	—	1,968
Interest credited	49	63	161	16	645
Balance at December 31, 2024	$1,405	$1,647	$2,894	$465	$32,542

Weighted-average crediting rate	3.6%	3.9%	2.3%	4.0%
Net amount at risk	$8,312	$57,473	$13,593	$130
Cash surrender value (1)	$1,280	$1,092	$2,447	$298
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2025 and December 31, 2024 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

March 31, 2025
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$11	$91	$75	$18	$—	$195
	2%	–	2.99%	104	4	—	—	—	108
	3%	–	3.99%	1,835	4	—	1	—	1,840
	4%	–	5.00%	1,392	—	—	—	—	1,392
	Total			$3,342	$99	$75	$19	$—	$3,535

Fixed accounts of structured variable annuities	1%	–	1.99%	$1	$29	$5	$—	$—	$35
	2%	–	2.99%	14	—	—	—	—	14
	3%	–	3.99%	1	—	—	—	—	1
	4%	–	5.00%	—	—	—	—	—	—
	Total			$16	$29	$5	$—	$—	$50

Fixed annuities	1%	–	1.99%	$1	$250	$182	$97	$12	$542
	2%	–	2.99%	20	14	2	—	—	36
	3%	–	3.99%	2,327	—	1	—	—	2,328
	4%	–	5.00%	2,323	—	—	—	—	2,323
	Total			$4,671	$264	$185	$97	$12	$5,229

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$5	$14	$—	$21
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$5	$14	$—	$21

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	48	6	16	—	1	71
	3%	–	3.99%	813	—	4	6	—	823
	4%	–	5.00%	462	4	—	—	—	466
	Total			$1,323	$10	$20	$6	$1	$1,360

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$—	$4	$2	$41	$47
	2%	–	2.99%	4	15	1	1	12	33
	3%	–	3.99%	106	1	2	13	—	122
	4%	–	5.00%	552	21	—	—	—	573
	Total			$662	$37	$7	$16	$53	$775

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$—	$4	$2	$6
	2%	–	2.99%	—	—	—	126	—	126
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$—	$—	$130	$2	$132

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	28	—	—	—	—	28
	4%	–	5.00%	263	—	—	—	—	263
	Total			$291	$—	$—	$—	$—	$291

Total	1%	–	1.99%	$13	$372	$271	$135	$55	$846
	2%	–	2.99%	190	39	19	127	13	388
	3%	–	3.99%	5,110	5	7	20	—	5,142
	4%	–	5.00%	4,992	25	—	—	—	5,017
	Total			$10,305	$441	$297	$282	$68	$11,393

Percentage of total account values that reset in:
Next 12 months				100.0%	99.9%	99.9%	100.0%	99.8%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	0.1	0.1	—	0.2	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2024
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$24	$95	$65	$17	$—	$201
	2%	–	2.99%	112	—	—	—	—	112
	3%	–	3.99%	1,894	7	—	1	—	1,902
	4%	–	5.00%	1,412	—	—	—	—	1,412
	Total			$3,442	$102	$65	$18	$—	$3,627

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of structured variable annuities	1%	–	1.99%	$2	$20	$9	$—	$—	$31
	2%	–	2.99%	13	—	—	—	—	13
	3%	–	3.99%	1	—	—	—	—	1
	4%	–	5.00%	—	—	—	—	—	—
	Total			$16	$20	$9	$—	$—	$45

Fixed annuities	1%	–	1.99%	$85	$237	$152	$89	$14	$577
	2%	–	2.99%	22	14	2	—	—	38
	3%	–	3.99%	2,410	—	—	—	—	2,410
	4%	–	5.00%	2,331	—	—	—	—	2,331
	Total			$4,848	$251	$154	$89	$14	$5,356

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$5	$14	$—	$21
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$5	$14	$—	$21

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	50	4	15	—	—	69
	3%	–	3.99%	821	—	4	6	—	831
	4%	–	5.00%	473	4	—	—	—	477
	Total			$1,344	$8	$19	$6	$—	$1,377

Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$—	$4	$1	$41	$46
	2%	–	2.99%	7	14	—	1	12	34
	3%	–	3.99%	108	1	2	12	—	123
	4%	–	5.00%	564	21	—	—	—	585
	Total			$679	$36	$6	$14	$53	$788

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$4	$2	$—	$6
	2%	–	2.99%	—	125	—	—	—	125
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$125	$4	$2	$—	$131

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	28	—	—	—	—	28
	4%	–	5.00%	268	—	—	—	—	268
	Total			$296	$—	$—	$—	$—	$296

Total	1%	–	1.99%	$111	$354	$239	$123	$55	$882
	2%	–	2.99%	204	157	17	1	12	391
	3%	–	3.99%	5,262	8	6	19	—	5,295
	4%	–	5.00%	5,048	25	—	—	—	5,073
	Total			$10,625	$544	$262	$143	$67	$11,641

Percentage of total account values that reset in:
Next 12 months				100.0%	100.0%	99.9%	100.0%	99.8%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	—	0.1	—	0.2	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2025	$—	$737	$53	$1,057	$1,847
Beginning balance at original discount rate	—	774	59	1,072	1,905
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	(7)	(4)	(16)	(27)
Adjusted beginning of year balance	$—	$767	$55	$1,056	$1,878
Issuances	36	12	2	—	50
Interest accrual	—	9	1	13	23
Net premiums collected	(36)	(19)	(1)	(34)	(90)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$769	$57	$1,035	$1,861
Effect of changes in discount rate assumptions	—	(30)	(5)	(5)	(40)
Balance at March 31, 2025	$—	$739	$52	$1,030	$1,821

Present Value of Future Policy Benefits:
Balance at January 1, 2025	$1,204	$1,322	$545	$6,187	$9,258
Beginning balance at original discount rate	1,289	1,353	535	6,408	9,585
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(2)	(9)	(8)	(28)	(47)
Adjusted beginning of year balance	$1,287	$1,344	$527	$6,380	$9,538
Issuances	36	12	2	—	50
Interest accrual	14	19	8	79	120
Benefit payments	(41)	(26)	(10)	(107)	(184)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,296	$1,349	$527	$6,352	$9,524
Effect of changes in discount rate assumptions	(71)	(18)	15	(148)	(222)
Balance at March 31, 2025	$1,225	$1,331	$542	$6,204	$9,302

Adjustment due to reserve flooring	$—	$7	$—	$—	$7

Net liability for future policy benefits	$1,225	$599	$490	$5,174	$7,488
Less: reinsurance recoverable	746	430	20	2,613	3,809
Net liability for future policy benefits, after reinsurance recoverable	$479	$169	$470	$2,561	$3,679

Discounted expected future gross premiums	$—	$1,669	$832	$1,229	$3,730
Expected future gross premiums	$—	$2,882	$1,178	$1,666	$5,726
Expected future benefit payments	$1,860	$2,275	$885	$10,390	$15,410

Weighted average interest accretion rate	4.5%	6.1%	6.3%	5.1%
Weighted average discount rate	5.3%	5.5%	5.5%	5.5%

Weighted average duration of liability (in years)	6	7	7	8

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	57	(39)	55	73
Effect of actual variances from expected experience	—	(16)	(13)	(26)	(55)
Adjusted beginning of year balance	$—	$749	$53	$1,166	$1,968
Issuances	201	63	9	—	273
Interest accrual	1	38	3	55	97
Net premiums collected	(202)	(76)	(6)	(149)	(433)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$774	$59	$1,072	$1,905
Effect of changes in discount rate assumptions	—	(37)	(6)	(15)	(58)
Balance at December 31, 2024	$—	$737	$53	$1,057	$1,847

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	(24)	67	(61)	58	40
Effect of actual variances from expected experience	(8)	(16)	(25)	(48)	(97)
Adjusted beginning of year balance	$1,190	$1,342	$535	$6,517	$9,584
Issuances	201	63	9	—	273
Interest accrual	56	73	34	323	486
Benefit payments	(158)	(125)	(43)	(432)	(758)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,289	$1,353	$535	$6,408	$9,585
Effect of changes in discount rate assumptions	(85)	(31)	10	(221)	(327)
Balance at December 31, 2024	$1,204	$1,322	$545	$6,187	$9,258

Adjustment due to reserve flooring	$—	$7	$—	$—	$7

Net liability for future policy benefits	$1,204	$592	$492	$5,130	$7,418
Less: reinsurance recoverable	759	424	20	2,591	3,794
Net liability for future policy benefits, after reinsurance recoverable	$445	$168	$472	$2,539	$3,624

Discounted expected future gross premiums	$—	$1,672	$836	$1,247	$3,755
Expected future gross premiums	$—	$2,921	$1,196	$1,713	$5,830
Expected future benefit payments	$1,846	$2,286	$899	$10,522	$15,553

Weighted average interest accretion rate	4.5%	6.0%	6.3%	5.0%
Weighted average discount rate	5.4%	5.6%	5.6%	5.7%

Weighted average duration of liability (in years)	6	7	7	8

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
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,301	$80	$8	$1,389
Interest accrual	10	1	—	11
Benefit accrual	33	2	1	36
Benefit payments	(23)	(8)	(1)	(32)
Effect of actual variances from expected experience	—	3	—	3
Impact of change in net unrealized (gains) losses on securities	5	—	1	6
Balance at March 31, 2025	$1,326	$78	$9	$1,413

Weighted average interest accretion rate	2.9%	7.2%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	9	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	37	6	1	44
Benefit accrual	133	8	3	144
Benefit payments	(69)	(13)	(5)	(87)
Effect of actual variances from expected experience	(2)	(1)	(1)	(4)
Impact of change in net unrealized (gains) losses on securities	(23)	(1)	(5)	(29)
Balance at December 31, 2024	$1,301	$80	$8	$1,389

Weighted average interest accretion rate	3.0%	7.0%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statements of Operations was as follows:

	Three Months Ended March 31,
	2025
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$40	$14
Term and whole life insurance	43	10
Disability income insurance	28	7
Long term care insurance	42	66
Total	$153	$97

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Year Ended December 31,
	2024
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$226	$55
Term and whole life insurance	172	35
Disability income insurance	119	31
Long term care insurance	179	268
Total	$696	$389
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2025	$26	$249	$295	$570
Deferral of revenue	—	19	12	31
Amortization	—	(4)	(6)	(10)
Balance at March 31, 2025	$26	$264	$301	$591

Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	70	51	121
Amortization	(1)	(17)	(22)	(40)
Balance at December 31, 2024	$26	$249	$295	$570
9.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Variable annuities and variable universal life:
Mutual funds	$73,098	$75,576
Unitized pooled pension funds:
Property/real estate	1,717	1,682
Equity securities	432	514
Debt securities	168	175
Cash and cash equivalents	107	120
Other	50	47
Total	$75,572	$78,114

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2025	$65,737	$9,839	$2,538	$78,114
Premiums and deposits	241	134	46	421
Policy charges	(319)	(79)	(1)	(399)
Surrenders and other benefits	(1,794)	(94)	(203)	(2,091)
Investment return	(424)	(166)	13	(577)
Net transfer from (to) general account	9	14	—	23
Other charges	—	—	81	81
Balance at March 31, 2025	$63,450	$9,648	$2,474	$75,572

Cash surrender value	$62,179	$9,019	$2,474	$73,672

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$2,823	$77,457
Premiums and deposits	933	500	153	1,586
Policy charges	(1,365)	(307)	(5)	(1,677)
Surrenders and other benefits	(6,990)	(412)	(594)	(7,996)
Investment return	7,293	1,199	202	8,694
Net transfer from (to) general account	27	64	—	91
Other charges	—	—	(41)	(41)
Balance at December 31, 2024	$65,737	$9,839	$2,538	$78,114

Cash surrender value	$64,411	$9,220	$2,538	$76,169
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Three Months Ended March 31,
	2025	2024
	(in millions, except age)
Balance at beginning of period	$(919)	$335
Issuances	5	5
Interest accrual and time decay	(18)	(10)
Reserve increase from attributed fees collected	181	184
Reserve release for benefit payments and derecognition	(2)	(4)
Effect of changes in interest rates and bond markets	269	(527)
Effect of changes in equity markets and subaccount performance	322	(730)
Effect of changes in equity index volatility	25	39
Actual policyholder behavior different from expected behavior	25	31
Effect of changes in other future expected assumptions	(1)	—
Effect of changes in the instrument-specific credit risk on market risk benefits	(1)	48
Balance at end of period	$(114)	$(629)

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,742	$1,964
Liability position	(1,628)	(1,335)
Net asset (liability) position	$114	$629

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$626	$578
Living benefits	$2,761	$2,233
Composite (greater of)	$3,318	$2,735

Weighted average attained age of contractholders	69	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$603	$(1,202)
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at end of period	$—	$48

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Year Ended December 31,
2024
(in millions, except age)
Balance at beginning of period	$335
Issuances	24
Interest accrual and time decay	(66)
Reserve increase from attributed fees collected	790
Reserve release for benefit payments and derecognition	(11)
Effect of changes in interest rates and bond markets	(1,078)
Effect of changes in equity markets and subaccount performance	(1,228)
Effect of changes in equity index volatility	59
Actual policyholder behavior different from expected behavior	71
Effect of changes in other future expected assumptions	106
Effect of changes in the instrument-specific credit risk on market risk benefits	79
Balance at end of period	$(919)

Reconciliation of the gross balances in an asset or liability position:
Asset position	$2,182
Liability position	(1,263)
Net asset (liability) position	$919

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$462
Living benefits	$2,429
Composite (greater of)	$2,829

Weighted average attained age of contractholders	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(2,111)
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at end of period	$85
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	March 31, 2025
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(114)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	52.8%	11.9%
			Surrender rate (2)	0.4%	–	75.0%	3.3%
			Market volatility (3)	0.0%	–	25.8%	10.8%
			Nonperformance risk (4)	70 bps			70 bps
			Mortality rate (5)	0.0%	–	41.6%	1.7%

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2024
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(919)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	52.8%	11.9%
			Surrender rate (2)	0.4%	–	75.0%	3.3%
			Market volatility (3)	0.0%	–	24.6%	10.3%
			Nonperformance risk (4)	65 bps			65 bps
			Mortality rate (5)	0.0%	–	41.6%	1.7%
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
Changes to Significant Inputs and Assumptions:
During the year ended December 31, 2024, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
Year ended December 31, 2024
•Updates to utilization of guaranteed withdrawal assumptions resulted in a decrease to pretax income of $15 million.
•Updates to surrender assumptions resulted in a decrease to pretax income of $83 million.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
11.  Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)
Long-term debt:
Senior notes due 2025	$500	$500	3.0%	3.0%
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2028	600	600	5.7	5.7
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	750	5.2	5.2
Senior notes due 2035	750	—	5.2	—
Finance lease liabilities	6	9	N/A	N/A
Other (1)	(25)	(17)	N/A	N/A
Total long-term debt	3,581	2,842

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	201	4.5%	4.6%
Total	$3,782	$3,043
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
On February 28, 2025, the Company issued $750 million of 5.20% unsecured senior notes due on April 15, 2035 and incurred debt issuance costs of $7 million. Interest payments are due semi-annually in arrears on April 15 and October 15, which commences on October 15, 2025.
On April 2, 2025, the Company repaid $500 million principal amount of its 3.0% senior notes at maturity.
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company’s life insurance subsidiary has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities and residential mortgage backed securities, with an aggregate fair value of $1.1 billion and $964 million as of March 31, 2025 and December 31, 2024, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2025 and December 31, 2024. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company’s bank subsidiary had no outstanding obligations to the FHLB as of both March 31, 2025 and December 31, 2024. The Company’s bank subsidiary maintains access to collateralized borrowings from the Federal Reserve. As of both March 31, 2025 and December 31, 2024, there were no outstanding obligations to the Federal Reserve.
On November 25, 2024, the Company entered into agreement to amend and restate its credit agreement that provides for an unsecured committed revolving credit facility of up to $1.0 billion that expires in November 2029. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both March 31, 2025 and December 31, 2024, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both March 31, 2025 and December 31, 2024.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both March 31, 2025 and December 31, 2024, AEIS had no borrowings outstanding.

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$3,161	$2,027	$—	$5,188
Available-for-Sale securities:
Corporate debt securities	—	14,093	629	14,722
Residential mortgage backed securities	—	26,527	25	26,552
Commercial mortgage backed securities	—	4,464	—	4,464
Asset backed securities	—	5,278	106	5,384
State and municipal obligations	—	603	—	603
U.S. government and agency obligations	2,412	—	—	2,412
Foreign government bonds and obligations	—	13	—	13
Total Available-for-Sale securities	2,412	50,978	760	54,150
Investments at net asset value (“NAV”)				12	(1)
Trading and other securities	315	22	—	337
Separate account assets at NAV				75,572	(1)
Investments and cash equivalents segregated for regulatory purposes	557	—	—	557
Market risk benefits	—	—	1,742	1,742	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	53	53
Other assets:
Interest rate derivative contracts	—	174	—	174
Equity derivative contracts	268	7,536	—	7,804
Credit derivative contracts	—	10	—	10
Foreign exchange derivative contracts	1	31	—	32
Total other assets	269	7,751	—	8,020
Total assets at fair value	$6,714	$60,778	$2,555	$145,631

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$51	$51
IUL embedded derivatives	—	—	969	969
Structured variable annuity embedded derivatives	—	—	1,841	1,841
Total policyholder account balances, future policy benefits and claims	—	—	2,861	2,861	(3)
Market risk benefits	—	—	1,628	1,628	(2)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	246	—	246
Equity derivative contracts	251	4,583	—	4,834
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	—	4	—	4
Other	308	7	65	380
Total other liabilities	559	4,841	65	5,465
Total liabilities at fair value	$559	$4,847	$4,554	$9,960

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,526	$2,504	$—	$5,030
Available-for-Sale securities:
Corporate debt securities	—	13,416	583	13,999
Residential mortgage backed securities	—	23,306	38	23,344
Commercial mortgage backed securities	—	5,126	—	5,126
Asset backed securities	—	6,316	126	6,442
State and municipal obligations	—	638	—	638
U.S. government and agency obligations	2,591	—	—	2,591
Foreign government bonds and obligations	—	13	—	13
Total Available-for-Sale securities	2,591	48,815	747	52,153
Investments at NAV				12	(1)
Trading and other securities	321	25	—	346
Separate account assets at NAV				78,114	(1)
Investments and cash equivalents segregated for regulatory purposes	557	—	—	557
Market risk benefits	—	—	2,182	2,182	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	55	55
Other assets:
Interest rate derivative contracts	—	180	—	180
Equity derivative contracts	114	8,843	—	8,957
Credit derivative contracts	—	59	—	59
Foreign exchange derivative contracts	2	41	—	43
Total other assets	116	9,123	—	9,239
Total assets at fair value	$6,111	$60,467	$2,984	$147,688

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$53	$53
IUL embedded derivatives	—	—	1,002	1,002
Structured variable annuity embedded derivatives	—	—	2,461	2,461
Total policyholder account balances, future policy benefits and claims	—	—	3,516	3,516	(3)
Market risk benefits	—	—	1,263	1,263	(2)
Customer deposits	—	7	—	7
Other liabilities:
Interest rate derivative contracts	1	323	—	324
Equity derivative contracts	173	5,189	—	5,362
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	—	13	—	13
Other	314	8	68	390
Total other liabilities	488	5,537	68	6,093
Total liabilities at fair value	$488	$5,544	$4,847	$10,879
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
(3) The Company’s adjustment for nonperformance risk resulted in a $197 million and $211 million cumulative decrease to the embedded derivatives as of March 31, 2025 and December 31, 2024, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2025	$583	$38	$126	$747		$55
Total gains (losses) included in:
Net income	1	—	—	1	(1)	—
Other comprehensive income (loss)	9	—	—	9		—
Purchases	49	25	—	74		—
Settlements	(13)	—	(20)	(33)		(2)
Transfers out of Level 3	—	(38)	—	(38)		—
Balance at March 31, 2025	$629	$25	$106	$760		$53

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2025	$1	$—	$—	$1	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2025	$9	$—	$—	$9		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2025	$53		$1,002		$2,461		$3,516	$68
Total (gains) losses included in:
Net income	—	(2)	5	(2)	(548)	(3)	(543)	(6)	(4)
Issues	—		(1)		13		12	10
Settlements	(2)		(37)		(85)		(124)	(7)
Balance at March 31, 2025	$51		$969		$1,841		$2,861	$65

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2025	$—	(2)	$5	(2)	$(548)	(3)	$(543)	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$469	$—	$1	$470		$51
Total gains (losses) included in:
Net income	—	—	—	—	(1)	4
Other comprehensive income (loss)	(3)	—	—	(3)		—
Purchases	52	25	—	77		—
Settlements	(13)	—	—	(13)		(1)
Balance at March 31, 2024	$505	$25	$1	$531		$54

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2024	$(3)	$—	$—	$(3)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933	$76
Total (gains) losses included in:
Net income	4	(2)	42	(2)	628	(3)	674	—	(4)
Issues	—		6		37		43	3
Settlements	(1)		(33)		(56)		(90)	(8)
Balance at March 31, 2024	$52		$888		$1,620		$2,560	$71

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2024	$—		$42	(2)	$628	(3)	$670	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
The decrease to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $16 million and nil, net of the reinsurance accrual, for the three months ended March 31, 2025 and 2024, respectively.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$619	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	1.7%	1.2%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.5%			3.5%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	15.3%			15.3%
			Constant prepayment rate	20.0%			20.0%
			Loss recovery	60.0%			60.0%
Fixed deferred indexed annuity ceded embedded derivatives	$53	Discounted cash flow	Surrender rate (3)	0.0%	–	89.1%	17.2%
Fixed deferred indexed annuity embedded derivatives	$51	Discounted cash flow	Surrender rate (3)	0.0%	–	89.1%	17.2%
			Nonperformance risk (4)	70 bps			70 bps
IUL embedded derivatives	$969	Discounted cash flow	Nonperformance risk (4)	70 bps			70 bps
Structured variable annuity embedded derivatives	$1,841	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	1.7%
			Nonperformance risk (4)	70 bps			70 bps
Contingent consideration liabilities	$65	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	2.4%

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$583	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	1.7%	1.1%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.5%			3.5%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	15.3%			15.3%
			Constant prepayment rate	20.0%			20.0%
			Loss recovery	60.0%			60.0%
Fixed deferred indexed annuity ceded embedded derivatives	$55	Discounted cash flow	Surrender rate (3)	0.0%	–	89.1%	10.6%
Fixed deferred indexed annuity embedded derivatives	$53	Discounted cash flow	Surrender rate (3)	0.0%	–	89.1%	10.6%
			Nonperformance risk (4)	65 bps			65 bps
IUL embedded derivatives	$1,002	Discounted cash flow	Nonperformance risk (4)	65 bps			65 bps
Structured variable annuity embedded derivatives	$2,461	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	1.7%
			Nonperformance risk (4)	65 bps			65 bps
Contingent consideration liabilities	$68	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	3.3%
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
Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations, foreign government securities and trading and other securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. The fair value of securities included in an observable transaction with a market participant are also considered Level 2 when the market is not active.
Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities and asset backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of certain asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in certain asset backed securities is classified as Level 3.

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2025 and December 31, 2024. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2025 and December 31, 2024. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $24 million and $27 million as of March 31, 2025 and December 31, 2024, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,423	$—	$467	$1,839	$2,306
Policy loans	991	—	991	—	991
Receivables	9,447	351	1,957	6,169	8,477
Restricted and segregated cash	747	747	—	—	747
Other investments and assets	268	—	217	52	269

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$20,799	$—	$—	$18,100	$18,100
Investment certificate reserves	10,679	—	—	10,653	10,653
Banking and brokerage deposits	24,977	24,972	5	—	24,977
Separate account liabilities — investment contracts	2,808	—	2,808	—	2,808
Debt and other liabilities	4,193	393	3,806	4	4,203

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,354	$—	$433	$1,768	$2,201
Policy loans	982	—	982	—	982
Receivables	9,236	218	1,879	5,964	8,061
Restricted and segregated cash	887	887	—	—	887
Other investments and assets	272	—	220	53	273

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$20,097	$—	$—	$16,826	$16,826
Investment certificate reserves	11,205	—	—	11,183	11,183
Banking and brokerage deposits	24,639	24,639	—	—	24,639
Separate account liabilities — investment contracts	2,902	—	2,902	—	2,902
Debt and other liabilities	3,326	274	3,031	4	3,309
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$7,772	$—	$7,772	$(4,889)	$(1,243)	$(1,605)	$35
OTC cleared	16	—	16	(6)	—	—	10
Exchange-traded	232	—	232	(85)	—	—	147
Total derivatives	8,020	—	8,020	(4,980)	(1,243)	(1,605)	192
Securities borrowed	351	—	351	(97)	—	(249)	5
Total	$8,371	$—	$8,371	$(5,077)	$(1,243)	$(1,854)	$197

	December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$9,126	$—	$9,126	$(5,566)	$(1,554)	$(1,970)	$36
OTC cleared	10	—	10	(10)	—	—	—
Exchange-traded	103	—	103	(18)	—	—	85
Total derivatives	9,239	—	9,239	(5,594)	(1,554)	(1,970)	121
Securities borrowed	218	—	218	(71)	—	(142)	5
Total	$9,457	$—	$9,457	$(5,665)	$(1,554)	$(2,112)	$126
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,993	$—	$4,993	$(4,889)	$(5)	$(93)	$6
OTC cleared	6	—	6	(6)	—	—	—
Exchange-traded	86	—	86	(85)	—	—	1
Total derivatives	5,085	—	5,085	(4,980)	(5)	(93)	7
Securities loaned	392	—	392	(97)	—	(288)	7
Total	$5,477	$—	$5,477	$(5,077)	$(5)	$(381)	$14

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,662	$—	$5,662	$(5,566)	$(15)	$(68)	$13
OTC cleared	18	—	18	(10)	—	—	8
Exchange-traded	23	—	23	(18)	—	—	5
Total derivatives	5,703	—	5,703	(5,594)	(15)	(68)	26
Securities loaned	273	—	273	(71)	—	(195)	7
Total	$5,976	$—	$5,976	$(5,665)	$(15)	$(263)	$33
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2025			December 31, 2024
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$37,980	$174	$246	$39,111	$180	$324
Equity contracts	118,221	7,804	4,834	109,622	8,957	5,362
Credit contracts	3,254	10	1	3,122	59	4
Foreign exchange contracts	3,446	32	4	3,426	43	13
Total non-designated hedges	162,901	8,020	5,085	155,281	9,239	5,703

Embedded derivatives
IUL	N/A	—	969	N/A	—	1,002
Fixed deferred indexed annuities and deposit receivables	N/A	53	51	N/A	55	53
Structured variable annuities (3)	N/A	—	1,841	N/A	—	2,461
SMC	N/A	—	6	N/A	—	7
Total embedded derivatives	N/A	53	2,867	N/A	55	3,523
Total derivatives	$162,901	$8,073	$7,952	$155,281	$9,294	$9,226
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
(3) The fair value of the structured variable annuity embedded derivatives as of March 31, 2025 included $1.9 billion of individual contracts in a liability position and $58 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2024 included $2.5 billion of individual contracts in a liability position and $3 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
Investment securities with a fair value of $1.5 billion as of both March 31, 2025 and December 31, 2024, were pledged to meet contractual obligations under derivative contracts, of which $88 million and $85 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of March 31, 2025 and December 31, 2024, investment securities with a fair value of $2.3 billion and $2.2 billion, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $2.1 billion and $2.0 billion, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2025 and December 31, 2024, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both March 31, 2025 and December 31, 2024, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2025
Interest rate contracts	$—	$—	$—	$—	$2	$120	$—
Equity contracts	(2)	(1)	(75)	(29)	(674)	247	(5)
Credit contracts	—	—	2	—	—	(48)	—
Foreign exchange contracts	—	—	—	—	—	(10)	12
IUL embedded derivatives	—	—	—	32	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(1)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	548	—	—
SMC embedded derivatives	—	1	—	—	—	—	—
Total gain (loss)	$(2)	$—	$(73)	$2	$(124)	$309	$7

Three Months Ended March 31, 2024
Interest rate contracts	$—	$—	$—	$—	$(8)	$(533)	$—
Equity contracts	(2)	1	66	32	598	(559)	6
Credit contracts	—	—	(1)	—	—	65	—
Foreign exchange contracts	—	—	—	—	—	34	(3)
IUL embedded derivatives	—	—	—	(9)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(1)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(628)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—	—
Total gain (loss)	$(2)	$—	$65	$22	$(38)	$(993)	$3
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of March 31, 2025:

	Premiums Payable	Premiums Receivable
	(in millions)
2025 (1)	$117	$20
2026	247	88
2027	20	—
2028	30	—
2029	135	—
2030 - 2031	233	—
Total	$782	$108
(1) 2025 amounts represent the amounts payable and receivable for the period from April 1, 2025 to December 31, 2025.
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
For both the three months ended March 31, 2025 and 2024, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of March 31, 2025 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is not material. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 11 years and relates to forecasted debt interest payments. See Note 15 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For both the three months ended March 31, 2025 and 2024, the Company recognized an immaterial gain in other comprehensive income (loss) (“OCI”).
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiaries do not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2025 and December 31, 2024, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $91 million and $69 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2025 and December 31, 2024 was $91 million and $68 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2025 and December 31, 2024 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $1 million, respectively.
15.  Shareholders’ Equity
The following table presents the amounts related to each component of OCI:

	Three Months Ended March 31,
	2025			2024
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$491	$(110)	$381	$(236)	$52	$(184)
Reclassification of net (gains) losses on securities included in net income (2)	(5)	1	(4)	—	—	—
Impact of benefit reserves and reinsurance recoverables	(4)	1	(3)	8	(2)	6
Net unrealized gains (losses) on securities	482	(108)	374	(228)	50	(178)
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	(10)	2	(8)	—	—	—
Net unrealized gains (losses) on derivatives	(10)	2	(8)	—	—	—
Effect of changes in discount rate assumptions on certain long-duration contracts	(38)	8	(30)	88	(19)	69
Effect of changes in instrument-specific credit risk on MRBs	1	—	1	(48)	11	(37)
Foreign currency translation	52	—	52	(18)	—	(18)
Total other comprehensive income (loss)	$487	$(98)	$389	$(206)	$42	$(164)
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)

Balance at January 1, 2025	$(1,452)	$5	$27	$(147)	$(45)	$(295)	$(1)	$(1,908)
OCI before reclassifications	378	(8)	(30)	1	—	52	—	393
Amounts reclassified from AOCI	(4)	—	—	—	—	—	—	(4)
Total OCI	374	(8)	(30)	1	—	52	—	389
Balance at March 31, 2025	$(1,078)	$(3)	$(3)	$(146)	$(45)	$(243)	$(1)	$(1,519)

Balance at January 1, 2024	$(1,241)	$5	$(126)	$(85)	$(60)	$(258)	$(1)	$(1,766)
OCI before reclassifications	(178)	—	69	(37)	—	(18)	—	(164)
Total OCI	(178)	—	69	(37)	—	(18)	—	(164)
Balance at March 31, 2024	$(1,419)	$5	$(57)	$(122)	$(60)	$(276)	$(1)	$(1,930)
For both the three months ended March 31, 2025 and 2024, the Company repurchased a total of 1.2 million shares of its common stock for an aggregate cost of $617 million and $507 million, respectively. On July 24, 2023, the Company’s Board of Directors authorized an additional $3.5 billion for the repurchase of the Company’s common stock through September 30, 2025. As of March 31, 2025, the Company had $271 million remaining under this share repurchase authorization. On April 22, 2025, the Company’s Board of Directors authorized an additional $4.5 billion for the repurchase of the Company’s common stock through June 30, 2027.

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
For the three months ended March 31, 2025 and 2024, the Company reacquired 0.2 million and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $122 million and $99 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2025 and 2024, the Company reacquired 0.1 million shares and 0.2 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $28 million and $99 million, respectively.
During the three months ended March 31, 2025 and 2024, the Company reissued 0.6 million and 0.7 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
16.  Income Taxes
The Company’s effective tax rate was 15.1% and 18.8% for the three months ended March 31, 2025 and 2024, respectively.
The effective tax rate for the three months ended March 31, 2025 was lower than the statutory rate as a result of tax preferred items including incentive compensation and foreign tax credits, net of addback, partially offset by state income taxes, net of federal benefit and unrecognized tax benefits.
The effective tax rate for the three months ended March 31, 2024 was lower than the statutory rate as a result of tax preferred items including incentive compensation and foreign tax credits, net of addback, partially offset by state income taxes, net of federal benefit.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The decrease in the effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to lower pretax income in the current period compared to the prior period and the related impact on tax preferred items, an increase in the benefit for incentive compensation, and an increase in foreign tax credits, net of addback, partially offset by an increase in state income taxes, net of federal benefit and an increase in unrecognized tax benefits.
Included in the Company’s deferred income tax assets are tax benefits related to foreign net operating losses of $52 million, which do not expire, corporate alternative minimum tax (“CAMT”) credit carryforwards of $98 million, which do not expire, and state net operating losses of $38 million, net of federal benefit, which will expire beginning December 31, 2025.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of March 31, 2025, management believes it is more likely than not that the Company will not realize certain state net operating losses of $32 million, state deferred tax assets of $2 million (both net of federal benefit), and foreign net operating losses of $34 million; therefore, a valuation allowance has been established. The valuation allowance was $68 million and $67 million as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, the Company had $173 million and $164 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $142 million and $134 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2025 and December 31, 2024, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $16 million in the next 12 months primarily due to expected exam closures and state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $7 million and $2 million in interest and penalties for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had a payable of $38 million and $31 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently auditing the Company’s U.S. income tax returns for 2019 and 2020. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2017 through 2023.
The Company is an applicable corporation required to compute CAMT, however, as of March 31, 2025, based on current estimates, the Company does not expect to be liable for CAMT in 2025. This estimate is based on interpretations and assumptions of available guidance, including proposed regulations, that the Company has made regarding the CAMT provisions of the Inflation Reduction Act of 2022.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. As of March 31, 2025 and December 31, 2024, the tax impact is not material to the consolidated financial statements. The Company continues to monitor the adoption and implementation of these rules and evaluate the potential impact on its consolidated financial statements.
17.  Contingencies
Contingencies
The Company and its subsidiaries are involved, in the normal course of business, in legal proceedings, which include regulatory inquiries, arbitration and litigation (including class actions), concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to legal proceedings arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions, heightened and sustained volatility in the financial markets and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.
As with other financial services firms, the level of regulatory activity concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by the SEC, the

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Financial Industry Regulatory Authority, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic and foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company is cooperating with the applicable regulators.
The Company typically has numerous pending matters that include information requests, exams, inquiries or disputes regarding certain subjects, including from time to time: sales and distribution of, and disclosure practices related to, mutual and other pooled funds, exchange traded funds, private funds, segregated accounts, annuities, equity and fixed income securities, real estate investment trusts, insurance products, banking products, brokerage offerings, including money settlement options, and financial advice offerings, including managed accounts; wholesaler activity; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; recordkeeping requirements; and transaction monitoring systems and controls.
These pending matters are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss that may result from such matters. The Company cannot predict with certainty if, how, or when any such proceedings will be initiated or resolved. Matters frequently need to be more developed before a potential loss or range of loss can be reasonably estimated for any matter. An adverse outcome in any matter could result in an adverse judgment, a settlement, fine, penalty, or other sanction, and may lead to further claims, examinations, adverse publicity or reputational damage, each of which could have a material adverse effect on the Company’s consolidated results of operations, financial condition, or liquidity.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of March 31, 2025 and December 31, 2024, the estimated liability was $10 million and $11 million, respectively. As of both March 31, 2025 and December 31, 2024, the related premium tax asset was $8 million and $9 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
18.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share amounts)
Numerator:
Net income	$583	$990

Denominator:
Basic: Weighted-average common shares outstanding	98.5	102.8
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.5	1.8
Diluted: Weighted-average common shares outstanding	100.0	104.6

Earnings per share:
Basic	$5.92	$9.63
Diluted	$5.83	$9.46
The calculation of diluted earnings per share includes the dilutive effect of the assumed exercise or issuance of stock-based awards using the treasury stock method. The calculation excludes the incremental effect of 0.1 million and nil options for the three months ended March 31, 2025 and 2024, respectively, due to their anti-dilutive effect.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2025	December 31, 2024
	(in millions)
Advice & Wealth Management	$41,699	$41,514
Asset Management	7,221	7,350
Retirement & Protection Solutions	113,827	116,609
Corporate & Other	16,312	15,930
Total assets	$179,059	$181,403

	Three Months Ended March 31,
	2025	2024
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,782	$2,560
Asset Management	846	855
Retirement & Protection Solutions	926	912
Corporate & Other	104	121
Elimination of segment revenues (1)	(349)	(348)
Total segment adjusted operating net revenues	4,309	4,100
Adjustments:
Net realized investment gains (losses)	(2)	—
Market impact on non-traditional long-duration products	5	2
Revenue attributable to consolidated investment entities	42	44
Total net revenues per consolidated statements of operations	$4,354	$4,146
(1) Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2025 and 2024 in each segment as follows: Advice & Wealth Management ($222 million and $225 million, respectively); Asset Management ($26 million and $24 million, respectively); Retirement & Protection Solutions ($109 million and $106 million, respectively); and Corporate & Other ($(8) million and $(7) million, respectively).

	Three Months Ended March 31,
	2025	2024
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$792	$762
Asset Management	241	206
Retirement & Protection Solutions	215	199
Corporate & Other	(97)	(89)
Total segment adjusted operating earnings	1,151	1,078
Adjustments:
Net realized investment gains (losses)	(2)	—
Market impact on non-traditional long-duration products	(460)	140
Net income (loss) attributable to consolidated investment entities	(2)	1
Pretax income per consolidated statements of operations	$687	$1,219

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Adjusted operating earnings includes the following significant expense categories:

	Three Months Ended March 31, 2025
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$1,554	$246	$123	$(2)
Interest credited to fixed accounts	—	—	92	51
Benefits, claims, losses and settlement expenses	—	—	211	56
Remeasurement (gains) losses of future policy benefit reserves	—	—	(3)	(7)
Change in fair value of market risk benefits	—	—	143	—
Amortization of deferred acquisition costs	—	2	57	2
Interest and debt expense	12	3	8	28
General and administrative expense	424	354	80	73
Total expenses	$1,990	$605	$711	$201

	Three Months Ended March 31, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$1,369	$242	$124	$(2)
Interest credited to fixed accounts	—	—	91	55
Benefits, claims, losses and settlement expenses	—	—	224	53
Remeasurement (gains) losses of future policy benefit reserves	—	—	(2)	(2)
Change in fair value of market risk benefits	—	—	129	—
Amortization of deferred acquisition costs	—	2	57	2
Interest and debt expense	9	2	12	25
General and administrative expense	420	403	78	79
Total expenses	$1,798	$649	$713	$210

Index
AMERIPRISE FINANCIAL, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025 (“2024 10-K”), as well as our quarterly reports on Form 10-Q and current reports on Form 8-K. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a 130-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.5 trillion in assets under management, administration and advisement as of March 31, 2025. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
We operate our business in the broader context of the macroeconomic forces around us, including the global and U.S. economies, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, pandemics, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed in Item 1A, “Risk Factors” in our 2024 10-K and other factors as discussed herein.
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
The following table reconciles our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Net income (loss)	$583	$990	$5.83	$9.46
Less Adjustments:
Net realized investment gains (losses) (1)	(2)	—	(0.02)	—
Market impact on non-traditional long-duration products (1)	(460)	140	(4.60)	1.34
Net income (loss) attributable to CIEs	(2)	1	(0.02)	0.01
Tax effect of adjustments (2)	97	(29)	0.97	(0.28)
Adjusted operating earnings	$950	$878	$9.50	$8.39

Weighted average common shares outstanding:
Basic	98.5	102.8
Diluted	100.0	104.6
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

Index
AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended March 31,
	2025	2024
	(in millions)
Net income	$2,994	$3,129
Less: Adjustments (1)	(613)	(62)
Adjusted operating earnings	3,607	3,191

Total Ameriprise Financial, Inc. shareholders’ equity	5,248	4,331
Less: AOCI, net of tax	(1,690)	(2,174)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,938	6,505
Less: Equity impacts attributable to CIEs	(2)	(4)
Adjusted operating equity	$6,940	$6,509

Return on equity, excluding AOCI	43.2%	48.1%
Adjusted operating return on equity, excluding AOCI (2)	52.0%	49.0%
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
Critical Accounting Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates” in our 2024 10-K.
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
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three Months Ended March 31,
	2025	2024	Change
S&P 500
Daily average	5,899	4,996	18%
Period end	5,612	5,254	7%
Weighted Equity Index (“WEI”) (1)
Daily average	3,713	3,218	15%
Period end	3,554	3,379	5%
(1) Weighted Equity Index is an Ameriprise calculated proxy for equity market movements calculated using a weighted average of the S&P 500, Russell 2000, Russell Midcap and MSCI EAFE indices based on North America distributed equity assets.
See our segment results of operations discussion below for additional information on how changes in the economic environment have impacted and may continue to impact our results. For further information regarding the impact of the economic environment on our results of operations and financial condition, and potentially material effects, see Part 1 - Item 1A “Risk Factors” of our 2024 10-K.

Index
AMERIPRISE FINANCIAL, INC.
Assets Under Management, Administration and Advisement
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
Assets under administration include assets for which we provide administrative services such as client assets invested in other companies’ products that we offer outside of our wrap accounts. These assets include those held in clients’ brokerage accounts. We generally record revenues received from administered assets as distribution fees. We do not exercise management discretion over these assets and do not earn a management fee. These assets are not reported on our Consolidated Balance Sheets. Assets under administration also include certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-affiliated funds held in the separate accounts of our life insurance subsidiaries.
Assets under advisement include assets for which we provide advisory services such as model portfolios but do not have full discretionary investment authority.
The following table presents detail regarding our Assets Under Management, Administration and Advisement:

	March 31,		Change
	2025	2024
	(in billions)
Assets Under Management, Administration and Advisement
Advice & Wealth Management AUM	$569.1	$518.1	$51.0	10%
Asset Management AUM	621.4	652.1	(30.7)	(5)
Corporate AUM	0.6	0.4	0.2	50
Eliminations	(44.2)	(43.2)	(1.0)	(2)
Total Assets Under Management	1,146.9	1,127.4	19.5	2
Total Assets Under Administration	314.1	297.5	16.6	6
Total Assets Under Advisement (net of eliminations)	33.7	27.8	5.9	21
Total Assets Under Management, Administration and Advisement	$1,494.7	$1,452.7	$42.0	3%
NM Not Meaningful - variance equal to or greater than 100%.
Total AUM increased $19.5 billion, or 2%, to $1.1 trillion as of March 31, 2025 compared to $1.1 trillion as of March 31, 2024 due to a $51.0 billion increase in Advice & Wealth Management AUM driven by equity market appreciation and wrap account net inflows, and a $30.7 billion decrease in Asset Management AUM primarily driven by net outflows, partially offset by equity market appreciation. Total Assets Under Administration increased $16.6 billion, or 6%, to $314.1 billion as of March 31, 2025 compared to the prior year period primarily driven by equity market appreciation and an increase in third-party money market funds. Total Assets Under Advisement increased $5.9 billion, or 21%, to $33.7 billion as March 31, 2025 due to market appreciation and net inflows. See our segment results of operations discussion below for additional information on changes in our AUM.

Index
AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$2,602	$2,399	$203	8%
Distribution fees	522	506	16	3
Net investment income	868	901	(33)	(4)
Premiums, policy and contract charges	360	390	(30)	(8)
Other revenues	129	129	—	—
Total revenues	4,481	4,325	156	4
Banking and deposit interest expense	127	179	(52)	(29)
Total net revenues	4,354	4,146	208	5
Expenses
Distribution expenses	1,612	1,419	193	14
Interest credited to fixed accounts	130	132	(2)	(2)
Benefits, claims, losses and settlement expenses	381	295	86	29
Remeasurement (gains) losses of future policy benefit reserves	(10)	(4)	(6)	NM
Change in fair value of market risk benefits	497	(18)	515	NM
Amortization of deferred acquisition costs	61	61	—	—
Interest and debt expense	80	82	(2)	(2)
General and administrative expense	916	960	(44)	(5)
Total expenses	3,667	2,927	740	25
Pretax income	687	1,219	(532)	(44)
Income tax provision	104	229	(125)	(55)
Net income	$583	$990	$(407)	(41)%
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income decreased $532 million, or 44%, for the three months ended March 31, 2025 compared to the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $460 million for the three months ended March 31, 2025 compared to a benefit of $140 million for the prior year period.
•An unfavorable impact from the cumulative impact of Asset Management net outflows.
•A favorable impact from higher average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, increased 15% in the three months ended March 31, 2025 compared to the prior year period.
•The favorable impact from the cumulative impact of wrap net inflows and improved transactional activity.
Net Revenues
Management and financial advice fees increased $203 million, or 8%, for the three months ended March 31, 2025 compared to the prior year period reflecting market appreciation and continued wrap account net inflows, partially offset by the cumulative impact of Asset Management net outflows and higher performance fees in the prior year period.
Distribution fees increased $16 million, or 3%, for the three months ended March 31, 2025 compared to the prior year period primarily due to market appreciation and higher transactional activity, partially offset by $14 million of lower fees on off-balance sheet brokerage cash.
Net investment income decreased $33 million, or 4%, for the three months ended March 31, 2025 compared to the prior year period primarily reflecting the unfavorable impact of declining investment portfolio yields, partially offset by the favorable impact of growth in Ameriprise Bank, FSB (“Ameriprise Bank”) customer deposits and structured variable annuities (“SVA”) products.
Premiums, policy and contract charges decreased $30 million, or 8%, for the three months ended March 31, 2025 compared to the prior year period primarily due to lower sales of life contingent payout annuities.

Index
AMERIPRISE FINANCIAL, INC.
Banking and deposit interest expense decreased $52 million, or 29%, for the three months ended March 31, 2025 compared to the prior year period primarily reflecting lower average crediting rates and lower balances on certificates and lower average crediting rates on Ameriprise Bank cash deposits.
Expenses
Distribution expenses increased $193 million, or 14%, for the three months ended March 31, 2025 compared to the prior year period primarily reflecting higher advisor compensation from higher average wrap account assets and higher transactional activity, as well as investments in recruiting experienced advisors.
Benefits, claims, losses and settlement expenses increased $86 million, or 29%, for the three months ended March 31, 2025 compared to the prior year period primarily reflecting a $102 million increase in expense from market impacts on SVA embedded derivative, net of hedging activity. This increase was primarily the result of an unfavorable $1.3 billion change in the market impact on derivatives hedging the SVA embedded derivative and a favorable $1.2 billion change in the market impact on SVA embedded derivative. The increase in expense also reflects the impact of increased volume in SVAs, partially offset by the impact of lower sales of life contingent payout annuities.
Change in fair value of market risk benefits increased $515 million for the three months ended March 31, 2025 compared to the prior year period primarily reflecting the following items:
•A $501 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges. This increase was the result of an unfavorable $1.8 billion change in the market impact on variable annuity guaranteed benefits reserves, partially offset by a favorable $1.3 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2025 compared to a benefit in the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2025 compared to a benefit in the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended March 31, 2025 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the three months ended March 31, 2025 compared to the prior year period.
General and administrative expense decreased $44 million, or 5%, for the three months ended March 31, 2025 compared to the prior year period primarily due to ongoing benefits from our initiatives to enhance operational efficiency and effectiveness and higher prior year period performance fee related compensation, partially offset by expenses to accelerate our transition to cloud-based technology.
Income Taxes
Our effective tax rate was 15.1% for the three months ended March 31, 2025 compared to 18.8% for the prior year period. The decrease in the effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to lower pretax income in the current period compared to the prior period and the related impact on tax preferred items, an increase in the benefit for incentive compensation, an increase in foreign tax credits, net of addback, partially offset by an increase in state income taxes, net of federal benefit and an increase in unrecognized tax benefits. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended March 31, 2025 and 2024
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.

Index
AMERIPRISE FINANCIAL, INC.
 The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Advice & Wealth Management
Net revenues	$2,782	$2,560
Expenses	1,990	1,798
Adjusted operating earnings	$792	$762
Asset Management
Net revenues	$846	$855
Expenses	605	649
Adjusted operating earnings	$241	$206
Retirement & Protection Solutions
Net revenues	$926	$912
Expenses	711	713
Adjusted operating earnings	$215	$199
Corporate & Other
Net revenues	$104	$121
Expenses	201	210
Adjusted operating loss	$(97)	$(89)
Advice & Wealth Management
The following table presents Advice & Wealth Management total client assets as of March 31:

	2025	2024
	(in billions)
Wrap assets (1)	$572.8	$521.7
Brokerage and other assets (1)	449.7	432.1
Total client assets	$1,022.5	$953.8
(1) Total cash balances (included in the wrap and brokerage and other assets above)	$86.0	$82.4
Total client assets increased $68.7 billion, or 7%, to $1.0 trillion compared to a year ago primarily due to market appreciation and client net inflows.
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2025	2024
	(in billions)
Beginning balance	$573.9	$488.2
Net flows	8.7	6.5
Market appreciation (depreciation) and other	(9.8)	27.0
Ending balance	$572.8	$521.7

Advisory wrap account assets ending balance (1)	$567.4	$516.5
Average advisory wrap account assets (2)	$578.7	$490.7
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average advisory wrap account assets are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended March 31, 2025 and 2024, which is reflective of our billing cycle.
Ending wrap account assets decreased $1.1 billion to $572.8 billion during the three months ended March 31, 2025 due to market depreciation of $9.8 billion and net inflows of $8.7 billion. Average advisory wrap account assets increased $88.0 billion, or 18%, compared to the prior year period primarily reflecting market appreciation and net inflows.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents client cash balances as of March 31:

Cash and Certificates Balances	2025	2024
	(in billions)
On-balance sheet - Ameriprise Bank	$22.7	$21.3
On-balance sheet - Ameriprise Certificate Company	10.7	13.2
On-balance sheet - broker dealer	2.3	2.5
Total on-balance sheet	35.7	37.0
Off-balance sheet - broker dealer	4.3	6.3
Total cash and certificate balances	40.0	43.3
Third party cash products (money market funds and brokered CDs)	46.0	39.1
Total client cash balances	$86.0	$82.4
Ameriprise Bank is continuing its deposit growth trend, with bank deposit balances increasing 7% from the prior year to $22.7 billion as of March 31, 2025. Ameriprise Certificate Company (“ACC”) client deposits decreased $2.5 billion from the prior year to $10.7 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the past five quarters. Third party cash products increased $6.9 billion to $46.0 billion driven by an increase of money market funds of $9.2 billion, partially offset by a decline in brokered CDs.
The following table presents assets supporting Ameriprise Bank deposits and ACC certificates as of March 31:

	Ameriprise Bank		ACC
	2025	2024	2025	2024
	(in millions)
Investments
Fixed and adjustable rate (1)	$18,181	$15,004	$6,402	$7,696
Floating rate (1)	3,141	5,340	4,070	5,289
Total Available-for-Sale securities	21,322	20,344	10,472	12,985
Cash and cash equivalents	1,772	1,745	853	904
Loans and other assets	1,397	997	145	179
Total assets supporting deposits or certificates	$24,491	$23,086	$11,470	$14,068
(1) Presented on an amortized cost basis.
•In Ameriprise Bank, interest-bearing assets included $21.3 billion of Available-for-Sale securities, $1.8 billion of cash and cash equivalents, and $1.4 billion of other assets, primarily loans. The Ameriprise Bank investment portfolio securities are mostly rated AAA and primarily consist of structured assets, of which 15% were floating rate and sensitive to changes in short-term interest rates as of March 31, 2025. We took action to reduce the floating rate allocation from 26% as of March 31, 2024. The duration of Ameriprise Bank investments was 3.6 years as of March 31, 2025 compared to 3.4 years as of March 31, 2024. In the three months ended March 31, 2025, we purchased $2.6 billion of investments, which was primarily funded from security maturities and prepayments, as well as a portion of the cash and cash equivalents position and additional client deposits in the bank.
•In ACC, interest-bearing assets include $10.5 billion of Available-for-Sale securities, $0.9 billion of cash and cash equivalents, and $0.1 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AAA and primarily consist of structured assets and government bonds, of which 39% were floating rate and approximately 23% were 6-month Treasury Bills as of March 31, 2025. The duration of ACC investments was 1.3 years as of March 31, 2025 compared to 0.9 years as of March 31, 2024.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$1,719	$1,509	$210	14%
Distribution fees	613	598	15	3
Net investment income	500	560	(60)	(11)
Other revenues	77	72	5	7
Total revenues	2,909	2,739	170	6
Banking and deposit interest expense	127	179	(52)	(29)
Total net revenues	2,782	2,560	222	9
Expenses
Distribution expenses	1,554	1,369	185	14
Interest and debt expense	12	9	3	33
General and administrative expense	424	420	4	1
Total expenses	1,990	1,798	192	11
Adjusted operating earnings	$792	$762	$30	4%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $30 million, or 4%, for the three months ended March 31, 2025 compared to the prior year period. This growth reflected the benefit from market appreciation and increased advisor productivity through the cumulative impact of client net inflows and higher transactional revenue, partially offset by lower interest revenue. Pretax adjusted operating margin was 28.5% for the three months ended March 31, 2025 compared to 29.8% for the prior year period.
Net Revenues
Management and financial advice fees increased $210 million, or 14%, for the three months ended March 31, 2025 compared to the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $88.0 billion, or 18%, compared to the prior year period primarily reflecting net inflows and market appreciation.
Distribution fees increased $15 million, or 3%, for the three months ended March 31, 2025 compared to the prior year period as non-brokerage cash revenue increased $29 million reflecting higher transactional activity and market appreciation, while brokerage cash revenue decreased $14 million due to lower off-balance sheet brokerage cash balances and a lower average fee yield.
Net investment income, which excludes net realized investment gains or losses, decreased $60 million, or 11%, for the three months ended March 31, 2025 compared to the prior year period primarily due to lower average invested assets supporting certificates and the unfavorable impact of lower investment yields on the investment portfolios supporting the bank cash deposits and certificate products.
Banking and deposit interest expense decreased $52 million, or 29%, for the three months ended March 31, 2025 compared to the prior year period primarily reflecting lower average crediting rates and lower balances on certificates and lower average crediting rates on Ameriprise Bank cash deposits.
•The average certificate reserve balance for ACC was $10.9 billion for the three months ended March 31, 2025 compared to $13.4 billion for the prior year period with the average crediting rate of 3.95% for the three months ended March 31, 2025 compared to 4.64% for the prior year period.
•The daily average interest-bearing deposit balance for the Ameriprise Bank increased to $22.2 billion for the three months ended March 31, 2025 compared to $21.3 billion for the prior year period with the average interest rate paid on deposits decreasing to 0.31% for the three months ended March 31, 2025 from 0.42% for the prior year period, which included both cash sweep and savings products.
Expenses
Distribution expenses increased $185 million, or 14%, for the three months ended March 31, 2025 compared to the prior year period primarily reflecting market appreciation and higher transactional activity, as well as investments in recruiting experienced advisors.

Index
AMERIPRISE FINANCIAL, INC.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of March 31, 2025:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	63%	66%	72%	86%
Fixed Income	92%	75%	87%	92%
Asset Allocation	74%	69%	63%	89%

4- or 5-star Morningstar rated funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	101	64	74	86
(1) Retail Fund performance rankings for each fund are measured on a consistent basis against the most appropriate peer group or index. Peer groupings of Columbia funds are defined by Lipper category and are based on the Primary Share Class (i.e. Institutional if available, otherwise Institutional 3 share class), net of fees. Peer groupings of Threadneedle funds are defined by either IA or Morningstar index and are based on the Primary Share Class. Comparison to Index are measured gross of fees.
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 89 Columbia funds rated (based on primary share class), 3 received a 5-star Overall Rating and 37 received a 4-star Overall Rating. Out of 136 Threadneedle funds rated (based on highest-rated share class), 15 received a 5-star Overall Rating and 46 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

The following table presents global managed assets by type:					Average (1)		Change
	As of March 31,		Change		Three Months Ended March 31,
	2025	2024			2025	2024
	(in billions)
Equity	$325.2	$341.4	$(16.2)	(5)%	$340.5	$330.3	$10.2	3%
Fixed income	228.9	236.6	(7.7)	(3)	231.9	235.5	(3.6)	(2)
Money market	20.3	22.2	(1.9)	(9)	19.7	22.6	(2.9)	(13)
Alternative	27.8	33.0	(5.2)	(16)	30.2	33.2	(3.0)	(9)
Hybrid and other	19.2	18.9	0.3	2	19.6	18.5	1.1	6
Total managed assets	$621.4	$652.1	$(30.7)	(5)%	$641.9	$640.1	$1.8	—%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended March 31,
	2025	2024
	(in billions)
Global Retail Funds
Beginning managed assets	$352.7	$334.9
Inflows	15.0	14.0
Outflows	(20.1)	(16.3)
Net VP/VIT fund flows	(1.7)	(1.5)
Net new flows	(6.8)	(3.8)
Reinvested dividends	1.0	1.0
Net flows	(5.8)	(2.8)
Distributions	(1.0)	(1.2)
Market appreciation (depreciation) and other	(7.8)	19.4
Foreign currency translation (1)	2.3	(0.7)
Total ending managed assets	340.4	349.6

Global Institutional
Beginning managed assets	292.2	302.0
Inflows (2)	9.5	9.3
Outflows (2)	(22.0)	(12.2)
Net flows	(12.5)	(2.9)
Market appreciation (depreciation) and other (3)	(3.0)	4.8
Foreign currency translation (1)	4.3	(1.4)
Total ending managed assets	281.0	302.5
Total managed assets	621.4	652.1
Total assets under advisement (4)	35.3	28.6
Total assets under management and advisement	$656.7	$680.7

Total assets under management net flows	$(18.3)	$(5.7)
Model delivery assets under advisement flows (5)	—	0.2
Total assets under management and advisement flows (5)	$(18.3)	$(5.5)

Legacy insurance partners net flows (6)	$(1.0)	$(0.8)
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
(4) Assets under advisement are presented on a one-quarter lag.
(5) Assets under advisement flows are estimated flows based on the period-to-period change in assets less calculated performance based on strategy returns on a one-quarter lag.
(6) Legacy insurance partners assets and net flows are included in the rollforwards above.
Total segment AUM decreased $23.5 billion, or 4%, during the three months ended March 31, 2025 primarily due to net outflows and market depreciation, partially offset by a favorable foreign exchange impact. Net outflows of $18.3 billion for the three months ended March 31, 2025 were primarily driven by a large institutional client repositioning into passive strategies, outflows from our U.S. real estate business, and higher retail redemptions due to market volatility.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$740	$742	$(2)	—%
Distribution fees	94	95	(1)	(1)
Net investment income	5	11	(6)	(55)
Other revenues	7	7	—	—
Total revenues	846	855	(9)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	846	855	(9)	(1)
Expenses
Distribution expenses	246	242	4	2
Amortization of deferred acquisition costs	2	2	—	—
Interest and debt expense	3	2	1	50
General and administrative expense	354	403	(49)	(12)
Total expenses	605	649	(44)	(7)
Adjusted operating earnings	$241	$206	$35	17%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $35 million, or 17%, for the three months ended March 31, 2025 compared to the prior year period primarily due to equity market appreciation and the positive impact from expense management actions, partially offset by the cumulative impact from net outflows.
Net Revenues
Management and financial advice fees decreased $2 million for the three months ended March 31, 2025 compared to the prior year period primarily due to the cumulative impact from net outflows and higher performance fees in the prior year period, partially offset by higher average equity markets.
Expenses
General and administrative expense decreased $49 million, or 12%, for the three months ended March 31, 2025 compared to the prior year period reflecting the benefits from our initiatives to enhance operational efficiency and effectiveness along with higher performance fee related compensation in the prior year period.

Index
AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$185	$189	$(4)	(2)%
Distribution fees	102	104	(2)	(2)
Net investment income	296	243	53	22
Premiums, policy and contract charges	341	374	(33)	(9)
Other revenues	2	2	—	—
Total revenues	926	912	14	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	926	912	14	2
Expenses
Distribution expenses	123	124	(1)	(1)
Interest credited to fixed accounts	92	91	1	1
Benefits, claims, losses and settlement expenses	211	224	(13)	(6)
Remeasurement (gains) losses of future policy benefit reserves	(3)	(2)	(1)	(50)
Change in fair value of market risk benefits	143	129	14	11
Amortization of deferred acquisition costs	57	57	—	—
Interest and debt expense	8	12	(4)	(33)
General and administrative expense	80	78	2	3
Total expenses	711	713	(2)	—
Adjusted operating earnings	$215	$199	$16	8%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on indexed universal life (“IUL”) benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $16 million, or 8%, for the three months ended March 31, 2025 compared to prior year period primarily reflecting higher investment portfolio yields.
Variable annuity account balances decreased 1% to $83.5 billion as of March 31, 2025 compared to the prior year period due to net outflows of $3.9 billion, partially offset by market appreciation. Variable annuity sales decreased 8% compared to the prior year period primarily reflecting a decrease in sales of SVAs, partially offset by an increase in sales in traditional variable annuities without living benefit guarantees. Account values with living benefit riders declined to 49% as of March 31, 2025 compared to 53% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, increased $53 million, or 22%, for the three months ended March 31, 2025 compared to the prior year period primarily due to higher SVA balances and higher investment portfolio yields from investment portfolio repositioning.
Premiums, policy and contract charges decreased $33 million, or 9%, for the three months ended March 31, 2025 compared to the prior year period primarily due to lower sales of life contingent payout annuities.
Expenses
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, decreased $13 million, or 6%, for the three months ended March 31, 2025 compared to the prior year period primarily reflecting lower sales of life contingent payout annuities, partially offset by increased volume in SVAs.
Change in fair value of market risk benefits increased $14 million, or 11%, for the three months ended March 31, 2025 compared to the prior year period primarily reflecting market appreciation on contractual fees.

Index
AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2025	2024
	(in millions)
Revenues
Net investment income	$47	$58	$(11)	(19)%
Premiums, policy and contract charges	22	23	(1)	(4)
Other revenues	43	48	(5)	(10)
Total revenues	112	129	(17)	(13)
Banking and deposit interest expense	8	8	—	—
Total net revenues	104	121	(17)	(14)
Expenses
Distribution expenses	(2)	(2)	—	—
Interest credited to fixed accounts	51	55	(4)	(7)
Benefits, claims, losses and settlement expenses	56	53	3	6
Remeasurement (gains) losses of future policy benefit reserves	(7)	(2)	(5)	NM
Amortization of deferred acquisition costs	2	2	—	—
Interest and debt expense	28	25	3	12
General and administrative expense	73	79	(6)	(8)
Total expenses	201	210	(9)	(4)
Adjusted operating loss	$(97)	$(89)	$(8)	(9)%
NM Not Meaningful - variance equal to or greater than 100%.
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $8 million for the three months ended March 31, 2025 compared to the prior year period, reflecting lower net investment income.
LTC insurance had pretax adjusted operating earnings of $14 million for the three months ended March 31, 2025 compared to pretax adjusted operating earnings of $16 million for the prior year period primarily reflecting lower investment portfolio yields, partially offset by improved claims experience.
The FA business had a pretax adjusted operating loss of $8 million for the three months ended March 31, 2025 compared to a pretax adjusted operating loss of $6 million for the prior year period. Fixed deferred annuity account balances declined 9% to $5.5 billion as of March 31, 2025 compared to the prior year period as policies continue to lapse.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, integration and restructuring charges, and the impact of consolidating CIEs, decreased $11 million, or 19%, for the three months ended March 31, 2025 compared to the prior year period primarily reflecting lower investment portfolio yields.
Expenses
General and administrative expense decreased $6 million, or 8%, for the three months ended March 31, 2025 compared to the prior year period primarily reflecting favorable mark-to-market impacts on share-based compensation in the current period compared to unfavorable impacts in the prior year period along with a lease write-down in the prior year period.
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

Index
AMERIPRISE FINANCIAL, INC.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of March 31, 2025. As our estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $571 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2025 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, we had $7.8 billion and $8.1 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
As of March 31, 2025 and December 31, 2024, the parent company had $1.3 billion and $856 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage backed securities. Additional sources of liquidity at the parent company include a line of credit with an affiliate up to $750 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in November 2029. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of March 31, 2025 was $2.5 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.3 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2025, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remained in compliance with all such covenants at March 31, 2025.
In addition, we have access to collateralized borrowings, which may include repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of March 31, 2025 and December 31, 2024, we had $10.4 billion and $8.5 billion, respectively, of estimated borrowing capacity under the FHLB facilities, of which $201 million was outstanding as of both March 31, 2025 and December 31, 2024, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities. In addition, Ameriprise Bank maintains access to borrowings from the Federal Reserve which are collateralized with residential mortgage backed securities, commercial mortgage backed securities and corporate debt securities. As of March 31, 2025 and December 31, 2024, we estimated $11.4 billion and $11.9 billion, respectively, of borrowing capacity from the Federal Reserve in addition to the FHLB capacity and there were no outstanding obligations.
There have been no material changes to our contractual obligations disclosed in our 2024 10-K.
On February 28, 2025, we issued $750 million of 5.20% unsecured senior notes due April 15, 2035. On April 2, 2025, we repaid $500 million principal amount of our 3.0% senior notes at maturity. See Note 11 to our Consolidated Financial Statements for further information about our long-term debt maturities.
We believe cash flows from operating activities, available cash balances, our availability of internal and external borrowings, access to debt markets, and dividends from our subsidiaries will be sufficient to fund our short-term and long-term operating liquidity needs and stress requirements.

Index
AMERIPRISE FINANCIAL, INC.
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” (“BBA”) for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. For information on the impact of the BBA, see “Business - Regulation - Federal Banking and Financial Holding Company Regulation” included in Part I, Item 1 in our 2024 10-K.
We are an applicable corporation required to compute the corporate alternative minimum tax (“CAMT”); however, as of March 31, 2025, based on current estimates, we do not expect to be liable for CAMT in 2025. This estimate is based on interpretations and assumptions of available guidance, including proposed regulations, that we have made regarding the CAMT provisions of the Inflation Reduction Act of 2022.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. As of March 31, 2025 and December 31, 2024, the tax impact is not material to the consolidated financial statements. We continue to monitor the adoption and implementation of these rules and evaluate the potential impact on our consolidated financial statements.
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
Actual capital and the regulatory capital requirement for TAM UK International Holdings Ltd. and Columbia Threadneedle Investments UK International Ltd. are calculated and reported as a single consolidated group under TAM UK International Holdings Ltd. Required capital for these entities is predominantly based on the requirements specified by its regulator, the Financial Conduct Authority (“FCA”), under its Capital Adequacy Requirements for investment firms. Required capital reflects 110% of the Own Funds Threshold Requirement (“OFTR”) and is determined by the group through its ongoing Internal Capital Adequacy and Risk Assessment (“ICARA”) process.

Index
AMERIPRISE FINANCIAL, INC.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)
RiverSource Life (1)	$3,068	$2,700	N/A	$489
RiverSource Life of NY (1)	261	219	N/A	38
ACC (3)(4)	609	644	$569	596
TAM UK International Holdings Ltd. (5)	731	692	273	265
Ameriprise Bank (6)	1,820	1,763	1,220	1,199
AFS (2)(3)	194	113	#	#
Ameriprise Captive Insurance Company (2)	33	36	20	13
Ameriprise Trust Company (2)	77	74	51	51
AEIS (2)(3)	158	141	28	30
RiverSource Distributors, Inc. (2)(3)	14	13	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	22	19	#	#
N/A Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2025 and December 31, 2024.
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
During the three months ended March 31, 2025, the parent holding company received cash dividends or a return of capital from its subsidiaries of $888 million (including $200 million from RiverSource Life and $385 million from AMPF Holding, LLC) and contributed cash to its subsidiaries of $90 million. During the three months ended March 31, 2024, the parent holding company received cash dividends or a return of capital from its subsidiaries of $832 million (including $200 million from RiverSource Life and $320 million from AMPF Holding, LLC) and contributed cash to its subsidiaries of $60 million.
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $148 million and $143 million for the three months ended March 31, 2025 and 2024, respectively. On April 24, 2025, we announced a quarterly dividend of $1.60 per common share. The dividend will be paid on May 19, 2025 to our shareholders of record at the close of business on May 5, 2025.

Index
AMERIPRISE FINANCIAL, INC.
On July 24, 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. As of March 31, 2025, we had $271 million remaining under this share repurchase authorization. On April 22, 2025, our Board of Directors authorized an additional $4.5 billion for the repurchase of our common stock through June 30, 2027. We intend to fund share repurchases through existing excess capital, future free cash flow generation and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2025, we repurchased a total of 1.2 million shares of our common stock at an average price of $525.76 per share.
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
Operating Activities
Net cash provided by operating activities increased $242 million to $1.7 billion for the three months ended March 31, 2025 compared to $1.4 billion for the prior year period primarily reflecting earnings from our fee based business operations, partially offset by net cash outflows in brokerage deposits.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and in recent quarters is significantly affected by the net flows of our face amount certificates and bank deposit activity.
Net cash used in investing activities increased $1.2 billion to $1.7 billion for the three months ended March 31, 2025 compared to $569 million for the prior year period driven by a $2.9 billion increase in purchases of Available-for-Sale securities, partially offset by a $1.1 billion increase in proceeds from sales of Available-for-Sale securities and a $938 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities decreased $943 million to $488 million for the three months ended March 31, 2025 compared to $1.4 billion for the prior year period. The decrease in net cash used in financing activities primarily reflects $740 million in proceeds from our long-term debt issuance and a $533 million increase in the change in banking deposits, net.
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
•other statements about future economic performance, the performance of equity and bond markets and interest rate variations and the economic performance of the United States and of global markets; and
•statements of assumptions underlying such statements.
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
•failures or defaults by counterparties to our reinsurance arrangements;
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
Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2024 10-K.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2025:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(337)	$2	$(335)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(835)	676	(159)
Indexing feature for structured variable annuities	1,124	(1,099)	25
Total variable annuity and structured variable annuity benefits	289	(423)	(134)
IUL insurance	75	(67)	8
Total	$27	$(488)	$(461)	(2)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(62)	$—	$(62)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,136	(832)	304
Indexing feature for structured variable annuities	(43)	199	156
Total variable annuity and structured variable annuity benefits	1,093	(633)	460
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	40	—	40
Banking deposits	41	—	41
Brokerage client cash balances	49	—	49
Certificates	(1)	—	(1)
IUL insurance	14	4	18
Total	$1,174	$(629)	$545
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(335) million as of March 31, 2025.
The above results compare to an estimated negative net impact to pretax income of $509 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $529 million related to a 100 basis point increase in interest rates as of December 31, 2024.

Index
AMERIPRISE FINANCIAL, INC.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $41.9 billion in Policyholder account balances, future policy benefits and claims as of March 31, 2025, $15.7 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2027 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $3.6 billion and 4.4%, respectively, as of March 31, 2025. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $26.6 billion and had a weighted average yield of 4.7% as of March 31, 2025. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2025 was approximately 5.3%.
The reinvestment of proceeds from maturities, calls and prepayments at rates above the current portfolio yields will create potential upside impact to future operating results. In this volatile rate environment, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may update the crediting rates on our fixed products when warranted, subject to guaranteed minimums.
See Note 8 to our Consolidated Financial Statements for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2025 and December 31, 2024 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.

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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2025.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2024 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2025:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2025
Share repurchase program (1)	237,051	$544.18	237,051	$758,874,277
Employee transactions (2)	157,997	$547.77	N/A	N/A

February 1 to February 28, 2025
Share repurchase program (1)	492,594	$540.30	492,594	$492,723,747
Employee transactions (2)	67,223	$559.50	N/A	N/A

March 1 to March 31, 2025
Share repurchase program (1)	443,525	$499.75	443,525	$271,070,572
Employee transactions (2)	4,721	$503.13	N/A	N/A

Totals
Share repurchase program (1)	1,173,170	$525.76	1,173,170
Employee transactions (2)	229,941	$550.28	N/A
	1,403,111		1,173,170
N/A  Not applicable.
(1) On July 24, 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. On April 22, 2025, our Board of Directors authorized an additional $4.5 billion for the repurchase of our common stock through June 30, 2027. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 20, 2025).
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

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (iv) Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

Index
AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 2, 2025	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2025	By:	/s/ Dawn M. Brockman
Dawn M. Brockman
Senior Vice President and Controller
(Principal Accounting Officer)