Form 10-Q
period 2025-09-30
AMERIPRISE FINANCIAL INC
filed 2025-10-31
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 24, 2025
Common Stock (par value $0.01 per share)	92,905,713 shares

Index
AMERIPRISE FINANCIAL, INC.
FORM 10-Q

Index
AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,811	$2,573	$8,013	$7,428
Distribution fees	539	513	1,563	1,524
Net investment income	920	934	2,679	2,756
Premiums, policy and contract charges	493	409	1,214	1,180
Other revenues	130	131	395	389
Total revenues	4,893	4,560	13,864	13,277
Banking and deposit interest expense	102	163	344	514
Total net revenues	4,791	4,397	13,520	12,763
Benefits and expenses
Distribution expenses	1,714	1,539	4,922	4,408
Interest credited to fixed accounts	141	118	366	435
Benefits, claims, losses and settlement expenses	343	430	981	1,056
Remeasurement (gains) losses of future policy benefit reserves	22	(22)	9	(34)
Change in fair value of market risk benefits	302	566	789	658
Amortization of deferred acquisition costs	60	59	181	181
Interest and debt expense	84	87	246	252
General and administrative expense	951	975	2,814	2,892
Total benefits and expenses	3,617	3,752	10,308	9,848
Pretax income	1,174	645	3,212	2,915
Income tax provision	262	134	657	585
Net income	$912	$511	$2,555	$2,330

Earnings per share
Basic	$9.47	$5.09	$26.23	$22.93
Diluted	$9.33	$5.00	$25.83	$22.53
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income	$912	$511	$2,555	$2,330
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	357	1,005	923	692
Net unrealized gains (losses) on derivatives	—	—	(9)	—
Effect of changes in discount rate assumptions on certain long-duration contracts	(46)	(147)	(88)	(16)
Effect of changes in instrument-specific credit risk on market risk benefits	(10)	(49)	(8)	(77)
Foreign currency translation adjustment	(34)	83	121	66
Total other comprehensive income (loss), net of tax	267	892	939	665
Total comprehensive income (loss)	$1,179	$1,403	$3,494	$2,995
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$9,574	$8,149
Cash of consolidated investment entities	188	373
Investments (allowance for credit losses: 2025, $25; 2024, $25)	57,178	56,423
Investments of consolidated investment entities, at fair value	2,640	2,387
Market risk benefits	2,225	2,182
Separate account assets	80,679	78,114
Receivables (allowance for credit losses: 2025, $62; 2024, $69)	14,994	14,472
Receivables of consolidated investment entities, at fair value	79	31
Deferred acquisition costs	2,634	2,677
Restricted and segregated cash, cash equivalents and investments	1,190	1,444
Other assets	18,705	15,149
Other assets of consolidated investment entities, at fair value	—	2
Total assets	$190,086	$181,403

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$45,744	$41,873
Market risk benefits	1,229	1,263
Separate account liabilities	80,679	78,114
Customer deposits	33,629	35,826
Short-term borrowings	201	201
Long-term debt	3,077	2,842
Debt of consolidated investment entities, at fair value	2,607	2,429
Accounts payable and accrued expenses	2,694	2,704
Other liabilities	13,528	10,609
Other liabilities of consolidated investment entities, at fair value	243	314
Total liabilities	183,631	176,175
Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 338,024,224 and 337,729,050, respectively)	3	3
Additional paid-in capital	10,310	10,141
Retained earnings	26,807	24,713
Treasury shares, at cost (244,896,026 and 241,562,357 shares, respectively)	(29,696)	(27,721)
Accumulated other comprehensive income (loss), net of tax	(969)	(1,908)
Total equity	6,455	5,228
Total liabilities and equity	$190,086	$181,403
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except share amounts)
Balances at July 1, 2025	94,408,937	$3	$10,251	$26,050	$(28,986)	$(1,236)	$6,082
Net income	—	—	—	912	—	—	912
Other comprehensive income (loss), net of tax	—	—	—	—	—	267	267
Dividends to shareholders	—	—	—	(155)	—	—	(155)
Repurchase of common shares	(1,393,786)	—	—	—	(715)	—	(715)
Share-based compensation plans	113,047	—	59	—	5	—	64
Balances at September 30, 2025	93,128,198	$3	$10,310	$26,807	$(29,696)	$(969)	$6,455

Balances at July 1, 2024	98,435,479	$3	$9,987	$23,430	$(26,434)	$(1,993)	$4,993
Net income	—	—	—	511	—	—	511
Other comprehensive income (loss), net of tax	—	—	—	—	—	892	892
Dividends to shareholders	—	—	—	(150)	—	—	(150)
Repurchase of common shares	(1,371,218)	—	—	—	(599)	—	(599)
Share-based compensation plans	155,897	—	63	—	5	—	68
Balances at September 30, 2024	97,220,158	$3	$10,050	$23,791	$(27,028)	$(1,101)	$5,715

Balances at January 1, 2025	96,166,693	$3	$10,141	$24,713	$(27,721)	$(1,908)	$5,228
Net income	—	—	—	2,555	—	—	2,555
Other comprehensive income (loss), net of tax	—	—	—	—	—	939	939
Dividends to shareholders	—	—	—	(461)	—	—	(461)
Repurchase of common shares	(3,994,746)	—	—	—	(2,051)	—	(2,051)
Share-based compensation plans	956,251	—	169	—	76	—	245
Balances at September 30, 2025	93,128,198	$3	$10,310	$26,807	$(29,696)	$(969)	$6,455

Balances at January 1, 2024	100,173,212	$3	$9,824	$21,905	$(25,237)	$(1,766)	$4,729
Net income	—	—	—	2,330	—	—	2,330
Other comprehensive income (loss), net of tax	—	—	—	—	—	665	665
Dividends to shareholders	—	—	—	(444)	—	—	(444)
Repurchase of common shares	(4,426,864)	—	—	—	(1,871)	—	(1,871)
Share-based compensation plans	1,473,810	—	226	—	80	—	306
Balances at September 30, 2024	97,220,158	$3	$10,050	$23,791	$(27,028)	$(1,101)	$5,715
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Cash Flows from Operating Activities
Net income	$2,555	$2,330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(73)	(125)
Deferred income tax expense (benefit)	187	169
Share-based compensation	145	138
Net realized investment (gains) losses	(1)	—
Net trading (gains) losses	(4)	(5)
Loss from equity method investments	3	13
Impairments and provision for loan and credit losses	7	5
Net (gains) losses of consolidated investment entities	4	5
Changes in operating assets and liabilities:
Restricted and segregated investments	477	(2)
Deferred acquisition costs	43	27
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	3,781	3,445
Derivatives, net of collateral	(847)	(1,168)
Receivables	(451)	221
Brokerage deposits	(215)	245
Accounts payable and accrued expenses	(27)	(27)
Current income tax, net	(276)	174
Other operating assets and liabilities of consolidated investment entities, net	5	1
Other, net	341	766
Net cash provided by (used in) operating activities	5,654	6,212

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,901	1,810
Maturities, sinking fund payments and calls	13,034	11,136
Purchases	(14,298)	(12,626)
Proceeds from sales, maturities and repayments of mortgage loans	153	128
Funding of mortgage loans	(450)	(309)
Proceeds from sales, maturities and collections of other investments	61	102
Purchase of other investments	(47)	(153)
Purchase of investments by consolidated investment entities	(1,064)	(791)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	663	700
Purchase of land, buildings, equipment and software	(118)	(118)
Cash paid for written options with deferred premiums	—	(57)
Cash received from written options with deferred premiums	5	22
Cash paid for deposit receivables	(22)	(25)
Cash received for deposit receivables	330	470
Other, net	(83)	(57)
Net cash provided by (used in) investing activities	$65	$232
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Nine Months Ended September 30,
	2025	2024
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$2,447	$3,883
Maturities, withdrawals and cash surrenders	(4,707)	(5,353)
Policyholder account balances:
Deposits and other additions	967	1,094
Net transfers from (to) separate accounts	(118)	(124)
Surrenders and other benefits	(1,110)	(1,385)
Change in banking deposits, net	286	233
Cash paid for purchased options with deferred premiums	(71)	(122)
Cash received for purchased options with deferred premiums	46	181
Issuance of long-term debt, net of issuance costs	740	—
Repayments of long-term debt	(508)	(8)
Dividends paid to shareholders	(447)	(430)
Repurchase of common shares	(2,012)	(1,783)
Borrowings of consolidated investment entities	817	883
Repayments of debt by consolidated investment entities	(618)	(778)
Other, net	2	2
Net cash provided by (used in) financing activities	(4,286)	(3,707)
Effect of exchange rate changes on cash	30	22
Net increase (decrease) in cash and cash equivalents, including amounts restricted	1,463	2,759
Cash and cash equivalents, including amounts restricted at beginning of period	9,489	8,620
Cash and cash equivalents, including amounts restricted at end of period	$10,952	$11,379

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$428	$614
Interest paid by consolidated investment entities	122	126
Income taxes paid, net	729	215
Leased assets obtained in exchange for operating lease liabilities	42	23

	September 30, 2025	December 31, 2024
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$9,574	$8,149
Cash of consolidated investment entities	188	373
Restricted and segregated cash, cash equivalents and investments	1,190	1,444
Less: Restricted and segregated investments	—	(477)
Total cash and cash equivalents, including amounts restricted per consolidated statements of cash flows	$10,952	$9,489
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
Financial Instruments – Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows all entities to apply a practical expedient when estimating expected credit losses that assumes current conditions as of the balance sheet date will remain unchanged over the asset’s remaining life. The standard is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those years. Early adoption is permitted. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition.
Intangibles – Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to clarify and modernize the accounting treatment for internal-use software costs by eliminating the use of the sequential software development project stages method and provide further guidance on when an entity is required to start capitalizing eligible costs. Under the new guidance, capitalization begins when both of the following occur: (a) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (b) it is probable that the project will be completed, and the software will be used to perform the function intended.. The Company can elect prospective, retrospective, or modified retrospective adoption. The standard is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
years. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
3. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended September 30, 2025
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$557	$—	$—	$557	$—	$557
Institutional	—	140	—	—	140	—	140
Model delivery	—	24	—	—	24	—	24
Advisory fees	1,664	—	—	—	1,664	—	1,664
Financial planning fees	120	—	—	—	120	—	120
Transaction and other fees	102	52	17	—	171	—	171
Total management and financial advice fees	1,886	773	17	—	2,676	—	2,676
Distribution fees:
Mutual funds	227	58	—	—	285	—	285
Insurance and annuity	268	40	87	—	395	—	395
Off-balance sheet brokerage cash	21	—	—	—	21	—	21
Other products	126	—	—	—	126	—	126
Total distribution fees	642	98	87	—	827	—	827
Other revenues	67	3	—	—	70	—	70
Total revenue from contracts with customers	2,595	874	104	—	3,573	—	3,573
Revenue from other sources (1)	497	32	998	113	1,640	61	1,701
Total segment gross revenues	3,092	906	1,102	113	5,213	61	5,274
Banking and deposit interest expense	(102)	—	—	(9)	(111)	—	(111)
Total segment net revenues	2,990	906	1,102	104	5,102	61	5,163
Elimination of intersegment revenues	(239)	(27)	(113)	10	(369)	(3)	(372)
Total net revenues	$2,751	$879	$989	$114	$4,733	$58	$4,791

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$540	$—	$—	$540	$—	$540
Institutional	—	143	—	—	143	—	143
Model delivery	—	21	—	—	21	—	21
Advisory fees	1,451	—	—	—	1,451	—	1,451
Financial planning fees	111	—	—	—	111	—	111
Transaction and other fees	97	52	14	—	163	—	163
Total management and financial advice fees	1,659	756	14	—	2,429	—	2,429
Distribution fees:
Mutual funds	209	57	—	—	266	—	266
Insurance and annuity	266	41	87	—	394	—	394
Off-balance sheet brokerage cash	32	—	—	—	32	—	32
Other products	107	—	—	—	107	—	107
Total distribution fees	614	98	87	—	799	—	799
Other revenues	66	5	—	(1)	70	—	70
Total revenue from contracts with customers	2,339	859	101	(1)	3,298	—	3,298
Revenue from other sources (1)	566	23	872	123	1,584	56	1,640
Total segment gross revenues	2,905	882	973	122	4,882	56	4,938
Banking and deposit interest expense	(163)	—	—	(7)	(170)	—	(170)
Total segment net revenues	2,742	882	973	115	4,712	56	4,768
Elimination of intersegment revenues	(237)	(24)	(113)	7	(367)	(4)	(371)
Total net revenues	$2,505	$858	$860	$122	$4,345	$52	$4,397

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30, 2025
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,602	$—	$—	$1,602	$—	$1,602
Institutional	—	405	—	—	405	—	405
Model delivery	—	69	—	—	69	—	69
Advisory fees	4,696	—	—	—	4,696	—	4,696
Financial planning fees	350	—	—	—	350	—	350
Transaction and other fees	296	152	44	—	492	—	492
Total management and financial advice fees	5,342	2,228	44	—	7,614	—	7,614
Distribution fees:
Mutual funds	653	166	—	—	819	—	819
Insurance and annuity	769	117	250	—	1,136	—	1,136
Off-balance sheet brokerage cash	82	—	—	—	82	—	82
Other products	354	—	—	—	354	—	354
Total distribution fees	1,858	283	250	—	2,391	—	2,391
Other revenues	207	11	—	1	219	—	219
Total revenue from contracts with customers	7,407	2,522	294	1	10,224	—	10,224
Revenue from other sources (1)	1,516	60	2,670	348	4,594	154	4,748
Total segment gross revenues	8,923	2,582	2,964	349	14,818	154	14,972
Banking and deposit interest expense	(344)	—	—	(25)	(369)	—	(369)
Total segment net revenues	8,579	2,582	2,964	324	14,449	154	14,603
Elimination of intersegment revenues	(689)	(78)	(330)	25	(1,072)	(11)	(1,083)
Total net revenues	$7,890	$2,504	$2,634	$349	$13,377	$143	$13,520

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,592	$—	$—	$1,592	$—	$1,592
Institutional	—	424	—	—	424	—	424
Model delivery	—	60	—	—	60	—	60
Advisory fees	4,115	—	—	—	4,115	—	4,115
Financial planning fees	333	—	—	—	333	—	333
Transaction and other fees	291	154	44	—	489	—	489
Total management and financial advice fees	4,739	2,230	44	—	7,013	—	7,013
Distribution fees:
Mutual funds	604	169	—	—	773	—	773
Insurance and annuity	773	120	255	—	1,148	—	1,148
Off-balance sheet brokerage cash	122	—	—	—	122	—	122
Other products	321	—	—	—	321	—	321
Total distribution fees	1,820	289	255	—	2,364	—	2,364
Other revenues	192	10	—	—	202	—	202
Total revenue from contracts with customers	6,751	2,529	299	—	9,579	—	9,579
Revenue from other sources (1)	1,709	56	2,514	369	4,648	156	4,804
Total segment gross revenues	8,460	2,585	2,813	369	14,227	156	14,383
Banking and deposit interest expense	(514)	—	—	(22)	(536)	—	(536)
Total segment net revenues	7,946	2,585	2,813	347	13,691	156	13,847
Elimination of intersegment revenues	(698)	(71)	(327)	21	(1,075)	(9)	(1,084)
Total net revenues	$7,248	$2,514	$2,486	$368	$12,616	$147	$12,763
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

Index
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $175 million and $181 million as of September 30, 2025 and December 31, 2024, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and was $140 million and $145 million as of September 30, 2025 and December 31, 2024, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $12 million and nil as of September 30, 2025 and December 31, 2024, respectively.
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $476 million and $538 million as of September 30, 2025 and December 31, 2024, respectively.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds, and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $7 million and $2 million as of September 30, 2025 and December 31, 2024, respectively.

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
Other Non-Consolidated VIEs
The Company’s investments in other non-consolidated VIEs are recorded in other investments. The Company’s maximum exposure to loss with respect to its investments in these non-consolidated VIEs is limited to its carrying value. The carrying value of other non-consolidated VIEs was $119 million and $161 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both September 30, 2025 and December 31, 2024. The Company has not provided any additional support to the VIEs beyond the funding commitments.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$70	$—	$70
Common stocks	—	1	—	1
Syndicated loans	—	2,444	125	2,569
Total investments	—	2,515	125	2,640
Receivables	—	79	—	79
Total assets at fair value	$—	$2,594	$125	$2,719

Liabilities
Debt (1)	$—	$2,607	$—	$2,607
Other liabilities	—	243	—	243
Total liabilities at fair value	$—	$2,850	$—	$2,850

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$50	$—	$50
Common stocks	—	2	1	3
Syndicated loans	—	2,216	118	2,334
Total investments	—	2,268	119	2,387
Receivables	—	31	—	31
Other assets	—	2	—	2
Total assets at fair value	$—	$2,301	$119	$2,420

Liabilities
Debt (1)	$—	$2,429	$—	$2,429
Other liabilities	—	314	—	314
Total liabilities at fair value	$—	$2,743	$—	$2,743
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.6 billion and $2.4 billion as of September 30, 2025 and December 31, 2024, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans
	(in millions)
Balance at July 1, 2025	$175
Total gains (losses) included in:
Net income	(2)	(1)
Purchases	37
Sales	(45)
Settlements	(4)
Transfers into Level 3	39
Transfers out of Level 3	(75)
Balance at September 30, 2025	$125

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2025	$(2)	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at July 1, 2024	$2	$86
Total gains (losses) included in:
Net income	(1)	1	(1)
Purchases	—	27
Sales	(1)	—
Settlements	—	(2)
Transfers into Level 3	—	27
Transfers out of Level 3	—	(63)
Balance at September 30, 2024	$—	$76

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2025	$1	$118
Total gains (losses) included in:
Net income	—	(4)	(1)
Purchases	—	103
Sales	—	(52)
Settlements	—	(6)
Transfers into Level 3	—	167
Transfers out of Level 3	(1)	(201)
Balance at September 30, 2025	$—	$125

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2025	$—	$(3)	(1)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2024	$—	$63
Total gains (losses) included in:
Net income	(1)	(6)	(1)
Purchases	—	111
Sales	(1)	—
Settlements	—	(2)
Transfers into Level 3	3	67
Transfers out of Level 3	(1)	(157)
Balance at September 30, 2024	$—	$76
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of September 30, 2025 and December 31, 2024 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2025	December 31, 2024
	(in millions)
Syndicated loans
Unpaid principal balance	$2,632	$2,406
Excess unpaid principal over fair value	(63)	(72)
Fair value	$2,569	$2,334

Fair value of loans more than 90 days past due	$—	$1
Fair value of loans in nonaccrual status	$—	$1
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	$4	$5

Debt
Unpaid principal balance	$2,820	$2,633
Excess unpaid principal over fair value	(213)	(204)
Carrying value (1)	$2,607	$2,429
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.6 billion and $2.4 billion as of September 30, 2025 and December 31, 2024, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and nine months ended September 30, 2025 and 2024.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in millions)
Debt of consolidated CLOs due 2030- 2038	$2,607	$2,429	5.5%	5.9%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 13.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2025	December 31, 2024
	(in millions)
Available-for-Sale securities, at fair value	$52,574	$52,153
Mortgage loans (allowance for credit losses: 2025, $14; 2024, $14)	2,650	2,354
Policy loans	1,043	982
Other investments (allowance for credit losses: 2025, $7; 2024, $6)	911	934
Total	$57,178	$56,423
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following is a summary of Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Investment income on fixed maturities	$758	$769	$2,260	$2,291
Net realized gains (losses)	12	—	1	(3)
Consolidated investment entities	47	52	137	150
Other	103	113	281	318
Total	$920	$934	$2,679	$2,756
Available-for-Sale securities distributed by type were as follows:

	September 30, 2025
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$15,295	$422	$(425)	$—	$15,292
Residential mortgage backed securities	27,216	251	(735)	—	26,732
Commercial mortgage backed securities	3,898	15	(120)	(3)	3,790
Asset backed securities	4,309	24	(23)	—	4,310
State and municipal obligations	635	39	(15)	(1)	658
U.S. government and agency obligations	1,784	1	—	—	1,785
Foreign government bonds and obligations	7	—	—	—	7
Total	$53,144	$752	$(1,318)	$(4)	$52,574

Description of Securities	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$14,509	$201	$(711)	$—	$13,999
Residential mortgage backed securities	24,396	81	(1,133)	—	23,344
Commercial mortgage backed securities	5,339	10	(219)	(4)	5,126
Asset backed securities	6,451	30	(39)	—	6,442
State and municipal obligations	629	29	(19)	(1)	638
U.S. government and agency obligations	2,589	2	—	—	2,591
Foreign government bonds and obligations	13	—	—	—	13
Total	$53,926	$353	$(2,121)	$(5)	$52,153
As of September 30, 2025 and December 31, 2024, accrued interest of $351 million and $326 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of both September 30, 2025 and December 31, 2024, fixed maturity securities comprised approximately 92% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2025 and December 31, 2024, the Company’s internal analysts rated $692 million and $508 million, respectively, of securities using criteria similar to those used by NRSROs.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$21,208	$20,930	40%	$25,251	$24,614	47%
AA	16,183	15,933	30	13,498	12,909	25
A	4,358	4,406	8	2,979	2,935	5
BBB	11,049	10,985	21	11,896	11,402	22
Below investment grade	346	320	1	302	293	1
Total fixed maturities	$53,144	$52,574	100%	$53,926	$52,153	100%
As of September 30, 2025 and December 31, 2024, approximately 86% and 82% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. No holdings of any issuer were greater than 10% of the Company’s total equity as of both September 30, 2025 and December 31, 2024.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	September 30, 2025
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	124	$1,869	$(72)	276	$4,098	$(353)	400	$5,967	$(425)
Residential mortgage backed securities	79	1,992	(9)	630	8,171	(726)	709	10,163	(735)
Commercial mortgage backed securities	8	117	(1)	172	2,454	(119)	180	2,571	(120)
Asset backed securities	2	20	—	32	284	(23)	34	304	(23)
State and municipal obligations	9	53	(1)	42	123	(14)	51	176	(15)
U.S. government and agency obligations	8	477	—	—	—	—	8	477	—
Foreign government bonds and obligations	—	—	—	1	5	—	1	5	—
Total	230	$4,528	$(83)	1,153	$15,135	$(1,235)	1,383	$19,663	$(1,318)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	282	$5,328	$(178)	291	$4,042	$(533)	573	$9,370	$(711)
Residential mortgage backed securities	203	6,728	(96)	659	9,122	(1,037)	862	15,850	(1,133)
Commercial mortgage backed securities	24	478	(6)	233	3,298	(213)	257	3,776	(219)
Asset backed securities	15	309	(2)	37	384	(37)	52	693	(39)
State and municipal obligations	21	57	(2)	45	133	(17)	66	190	(19)
U.S. government and agency obligations	1	100	—	—	—	—	1	100	—
Foreign government bonds and obligations	—	—	—	3	12	—	3	12	—
Total	546	$13,000	$(284)	1,268	$16,991	$(1,837)	1,814	$29,991	$(2,121)
As part of the Company’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2025 is primarily attributable to the impact of lower interest rates. As of September 30, 2025, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2025 and December 31, 2024, approximately 96% and 97%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Commercial Mortgage Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at July 1, 2025	$—	$4	$1	$5
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	(1)	—	(1)
Balance at September 30, 2025	$—	$3	$1	$4

Balance at July 1, 2024	$—	$4	$1	$5
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	—	—
Balance at September 30, 2024	$—	$4	$1	$5

Balance at January 1, 2025	$—	$4	$1	$5
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	(1)	—	(1)
Balance at September 30, 2025	$—	$3	$1	$4

Balance at January 1, 2024	$1	$—	$1	$2
Additions for which credit losses were not previously recorded	—	4	—	4
Reductions for securities sold during the period (realized)	(1)	—	—	(1)
Balance at September 30, 2024	$—	$4	$1	$5

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024 (1)
	(in millions)
Gross realized investment gains	$12	$31	$27	$35
Gross realized investment losses	(2)	(33)	(27)	(36)
Credit reversals (losses)	1	—	1	(3)
Total	$11	$(2)	$1	$(4)
(1) Credit losses for the nine months ended September 30, 2024 primarily related to recording an allowance for credit losses on a downgraded commercial mortgage backed security.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) (“AOCI”).
Available-for-Sale securities by contractual maturity as of September 30, 2025 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,264	$2,266
Due after one year through five years	3,490	3,410
Due after five years through 10 years	5,438	5,468
Due after 10 years	6,529	6,598
	17,721	17,742
Residential mortgage backed securities	27,216	26,732
Commercial mortgage backed securities	3,898	3,790
Asset backed securities	4,309	4,310
Total	$53,144	$52,574
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2025	$45	$9	$54
Provisions	(7)	4	(3)
Charge-offs	(1)	(3)	(4)
Recoveries	—	1	1
Balance at September 30, 2025	$37	$11	$48

Balance at January 1, 2024	$54	$9	$63
Provisions	(4)	3	(1)
Charge-offs	(3)	(3)	(6)
Balance at September 30, 2024	$47	$9	$56
As of September 30, 2025 and December 31, 2024, accrued interest on commercial loans was $21 million and $20 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Purchases and Sales
During the three months ended September 30, 2025 and 2024, the Company purchased $4 million and nil, respectively, of syndicated loans, and sold $3 million and $1 million, respectively, of syndicated loans. During the nine months ended September 30, 2025 and 2024, the Company purchased $21 million and $7 million, respectively, of syndicated loans, and sold $7 million and $5 million, respectively, of syndicated loans.
During the three months ended September 30, 2025 and 2024, the Company purchased $135 million and $42 million, respectively, of residential mortgage loans. During the nine months ended September 30, 2025 and 2024, the Company purchased $251 million and $152 million, respectively, of residential mortgage loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $12 million and $13 million as of September 30, 2025 and December 31, 2024, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2025 and December 31, 2024. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both September 30, 2025 and December 31, 2024.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	September 30, 2025
Loan-to-Value Ratio	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$15	$15
80% - 100%	—	—	—	—	—	56	56
60% - 80%	56	83	18	12	—	81	250
40% - 60%	102	87	42	27	70	349	677
< 40%	37	15	11	65	102	765	995
Total	$195	$185	$71	$104	$172	$1,266	$1,993

	December 31, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$15	$15
80% - 100%	—	—	—	—	10	48	58
60% - 80%	86	44	18	9	5	130	292
40% - 60%	87	22	39	69	41	348	606
< 40%	15	10	48	102	50	706	931
Total	$188	$76	$105	$180	$106	$1,247	$1,902
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the nine months ended September 30, 2025, write-offs of commercial mortgage loans were not material.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in millions)
East North Central	$187	$185	9%	10%
East South Central	45	45	2	2
Middle Atlantic	120	133	6	7
Mountain	169	157	8	8
New England	35	30	2	2
Pacific	667	633	34	33
South Atlantic	538	489	27	26
West North Central	114	119	6	6
West South Central	118	111	6	6
Total	$1,993	$1,902	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in millions)
Apartments	$579	$522	29%	27%
Hotel	40	33	2	2
Industrial	396	362	20	19
Mixed use	76	68	4	4
Office	195	219	10	11
Retail	530	546	26	29
Other	177	152	9	8
Total	$1,993	$1,902	100%	100%
Syndicated Loans
The investment in syndicated loans as of September 30, 2025 and December 31, 2024 was $87 million and $92 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both September 30, 2025 and December 31, 2024. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the nine months ended September 30, 2025, write-offs of syndicated loans were not material.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	1	1
Risk 3	8	1	1	—	—	—	10
Risk 2	12	17	5	—	4	4	42
Risk 1	14	15	5	—	—	—	34
Total	$34	$33	$11	$—	$4	$5	$87

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	2	2
Risk 3	1	1	—	8	1	1	12
Risk 2	29	5	—	3	—	8	45
Risk 1	22	6	—	3	2	—	33
Total	$52	$12	$—	$14	$3	$11	$92
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, the unpaid balances generally become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $6 million as of both September 30, 2025 and December 31, 2024. For the nine months ended September 30, 2025, write-offs of advisor loans were not material.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	September 30, 2025
Termination Status	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Active	$443	$327	$297	$225	$91	$160	$1,543
Terminated	—	—	—	1	2	8	11
Total	$443	$327	$297	$226	$93	$168	$1,554

	December 31, 2024
Termination Status	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Active	$358	$351	$261	$121	$82	$150	$1,323
Terminated	—	—	2	2	2	6	12
Total	$358	$351	$263	$123	$84	$156	$1,335
Consumer Loans
Residential Mortgage Loans
The Company reviews the credit worthiness of the borrower in order to determine the risk of loss on residential mortgage loans. Geographic location and FICO scores are the primary credit quality indicators included in the model that projects the Company’s risk of credit loss over the life of the residential mortgage loan portfolio. Delinquency rates are measured based on the number of days past due. Residential mortgage loans over 30 days past due were $7 million and $4 million as of September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025, write-offs of residential mortgage loans were not material.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of residential mortgage loans by year of origination and FICO score:

FICO Score	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
> 810	$15	$8	$6	$2	$2	$1	$34
780 - 809	103	83	53	26	7	5	277
740 - 779	74	62	72	22	7	4	241
720 - 739	17	17	14	5	4	—	57
700 - 719	11	8	8	5	3	1	36
< 699	7	7	6	3	3	—	26
Total	$227	$185	$159	$63	$26	$11	$671

FICO Score	December 31, 2024
	2024	2023	2022	2021	2020	Total
	(in millions)
> 810	$5	$9	$2	$2	$1	$19
780 - 809	84	56	28	7	6	181
740 - 779	64	77	25	7	5	178
720 - 739	17	15	5	5	—	42
700 - 719	9	8	5	3	1	26
< 699	7	7	3	3	—	20
Total	$186	$172	$68	$27	$13	$466
The table below presents the concentrations of credit risk of residential mortgage loans by U.S. region:

	Loans		Percentage
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in millions)
Minnesota	$394	$284	59%	61%
Other U.S. States	277	182	41	39
Total	$671	$466	100%	100%
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 2% of total credit card receivables as of both September 30, 2025 and December 31, 2024.
The table below presents the amortized cost basis of credit card receivables by FICO score:

FICO Score	September 30, 2025	December 31, 2024
	(in millions)
> 800	$34	$38
750 - 799	30	32
700 - 749	27	29
650 - 699	15	16
< 650	9	8
Total	$115	$123
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Margin Loans
The margin loans balance was $1.2 billion and $1.1 billion as of September 30, 2025 and December 31, 2024, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both September 30, 2025 and December 31, 2024, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $952 million and $737 million as of September 30, 2025 and December 31, 2024, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both September 30, 2025 and December 31, 2024, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $5.5 billion and $5.8 billion as of September 30, 2025 and December 31, 2024, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both September 30, 2025 and December 31, 2024.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the three and nine months ended September 30, 2025 and 2024.
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in deferred acquisition costs (“DAC”):

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2025	$1,402	$276	$28	$4	$103	$553
Capitalization of acquisition costs	17	64	—	—	—	45
Amortization	(84)	(28)	(4)	(1)	(6)	(34)
Balance at September 30, 2025	$1,335	$312	$24	$3	$97	$564

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2025	$210	$2	$10	$17	$70	$2,675
Capitalization of acquisition costs	2	—	2	1	2	133
Amortization	(12)	—	—	(1)	(6)	(176)
Balance at September 30, 2025	$200	$2	$12	$17	$66	2,632
Other broker dealer acquisition costs						2
Balance at September 30, 2025 including broker dealer acquisition costs						$2,634

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,496	$208	$35	$5	$110	$534
Capitalization of acquisition costs	24	98	—	—	—	64
Amortization	(118)	(30)	(7)	(1)	(7)	(45)
Balance at December 31, 2024	$1,402	$276	$28	$4	$103	$553

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,711
Capitalization of acquisition costs	3	—	5	2	3	199
Amortization	(16)	—	(1)	(2)	(8)	(235)
Balance at December 31, 2024	$210	$2	$10	$17	$70	2,675
Other broker dealer acquisition costs						2
Balance at December 31, 2024 including broker dealer acquisition costs						$2,677
The following tables summarize the balances of and changes in deferred sales inducement costs (“DSIC”):

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2025	$122	$10	$132
Amortization	(9)	(2)	(11)
Balance at September 30, 2025	$113	$8	$121

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$136	$12	$148
Amortization	(14)	(2)	(16)
Balance at December 31, 2024	$122	$10	$132
8.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Policyholder account balances
Policyholder account balances	$36,005	$32,542

Future policy benefits
Reserve for future policy benefits	7,661	7,418
Deferred profit liability	128	118
Additional liabilities for insurance guarantees	1,481	1,389
Other insurance and annuity liabilities	131	192
Total future policy benefits	9,401	9,117
Policy claims and other policyholders’ funds	338	214
Total policyholder account balances, future policy benefits and claims	$45,744	$41,873

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2025	$3,680	$16,330	$5,369	$305	$447
Contract deposits	46	2,787	27	—	53
Policy charges	(10)	(3)	—	—	—
Surrenders and other benefits	(350)	(570)	(522)	(18)	(77)
Net transfer from (to) separate account liabilities	(27)	—	—	—	—
Variable account index-linked adjustments	—	1,800	—	—	—
Interest credited	87	1	144	8	12
Balance at September 30, 2025	$3,426	$20,345	$5,018	$295	$435

Weighted-average crediting rate	3.3%	1.8%	3.8%	2.1%	N/A
Cash surrender value (1)	$3,406	$19,460	$5,017	$277	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,405	$1,647	$2,894	$465	$32,542
Contract deposits	93	230	123	—	3,359
Policy charges	(126)	(69)	(93)	—	(301)
Surrenders and other benefits	(50)	(78)	(57)	(33)	(1,755)
Net transfer from (to) separate account liabilities	—	(91)	—	—	(118)
Variable account index-linked adjustments	—	—	—	—	1,800
Interest credited	35	48	131	12	478
Balance at September 30, 2025	$1,357	$1,687	$2,998	$444	$36,005

Weighted-average crediting rate	3.5%	3.9%	3.0%	4.0%
Net amount at risk	$8,018	$57,181	$13,148	$123
Cash surrender value (1)	$1,247	$1,103	$2,578	$280

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	56	4,005	39	—	101
Policy charges	(14)	(3)	—	—	—
Surrenders and other benefits	(628)	(383)	(856)	(16)	(110)
Net transfer from (to) separate account liabilities	(32)	—	—	—	—
Variable account index-linked adjustments	—	1,968	—	—	—
Interest credited	125	1	204	14	12
Balance at December 31, 2024	$3,680	$16,330	$5,369	$305	$447

Weighted-average crediting rate	3.3%	1.9%	3.7%	2.0%	N/A
Cash surrender value (1)	$3,658	$15,467	$5,365	$279	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	117	333	181	—	4,832
Policy charges	(173)	(93)	(124)	—	(407)
Surrenders and other benefits	(62)	(80)	(79)	(52)	(2,266)
Net transfer from (to) separate account liabilities	—	(145)	—	—	(177)
Variable account index-linked adjustments	—	—	—	—	1,968
Interest credited	49	63	161	16	645
Balance at December 31, 2024	$1,405	$1,647	$2,894	$465	$32,542

Weighted-average crediting rate	3.6%	3.9%	2.3%	4.0%
Net amount at risk	$8,312	$57,473	$13,593	$130
Cash surrender value (1)	$1,280	$1,092	$2,447	$298
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2025 and December 31, 2024 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

September 30, 2025
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$6	$70	$84	$18	$—	$178
	2%	–	2.99%	98	3	—	—	—	101
	3%	–	3.99%	1,746	—	—	1	—	1,747
	4%	–	5.00%	1,351	—	—	—	—	1,351
	Total			$3,201	$73	$84	$19	$—	$3,377

Fixed accounts of structured variable annuities	1%	–	1.99%	$—	$26	$23	$—	$—	$49
	2%	–	2.99%	15	—	—	—	—	15
	3%	–	3.99%	1	—	—	—	—	1
	4%	–	5.00%	—	—	—	—	—	—
	Total			$16	$26	$23	$—	$—	$65

Fixed annuities	1%	–	1.99%	$—	$192	$157	$115	$11	$475
	2%	–	2.99%	15	17	1	—	—	33
	3%	–	3.99%	2,184	—	1	—	—	2,185
	4%	–	5.00%	2,314	—	—	—	—	2,314
	Total			$4,513	$209	$159	$115	$11	$5,007

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$4	$14	$—	$20
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$4	$14	$—	$20

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	47	7	19	—	1	74
	3%	–	3.99%	797	—	4	6	—	807
	4%	–	5.00%	446	4	—	—	—	450
	Total			$1,290	$11	$23	$6	$1	$1,331

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$—	$2	$2	$44	$48
	2%	–	2.99%	3	15	2	1	13	34
	3%	–	3.99%	100	1	3	14	—	118
	4%	–	5.00%	533	24	—	—	—	557
	Total			$636	$40	$7	$17	$57	$757

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$2	$2
	2%	–	2.99%	—	—	—	132	—	132
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$—	$—	$132	$2	$134

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	25	—	—	—	—	25
	4%	–	5.00%	254	—	—	—	—	254
	Total			$279	$—	$—	$—	$—	$279

Total	1%	–	1.99%	$6	$290	$270	$149	$57	$772
	2%	–	2.99%	178	42	22	133	14	389
	3%	–	3.99%	4,853	1	8	21	—	4,883
	4%	–	5.00%	4,898	28	—	—	—	4,926
	Total			$9,935	$361	$300	$303	$71	$10,970

Percentage of total account values that reset in:
Next 12 months				100.0%	99.9%	99.9%	100.0%	99.8%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	0.1	0.1	—	0.2	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2025	$—	$737	$53	$1,057	$1,847
Beginning balance at original discount rate	—	774	59	1,072	1,905
Effect of changes in cash flow assumptions	—	—	(19)	(8)	(27)
Effect of actual variances from expected experience	—	(11)	(9)	(5)	(25)
Adjusted beginning of year balance	$—	$763	$31	$1,059	$1,853
Issuances	107	43	6	—	156
Interest accrual	—	29	1	39	69
Net premiums collected	(107)	(59)	(1)	(103)	(270)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$776	$37	$995	$1,808
Effect of changes in discount rate assumptions	—	(15)	(4)	12	(7)
Balance at September 30, 2025	$—	$761	$33	$1,007	$1,801

Present Value of Future Policy Benefits:
Balance at January 1, 2025	$1,204	$1,322	$545	$6,187	$9,258
Beginning balance at original discount rate	1,289	1,353	535	6,408	9,585
Effect of changes in cash flow assumptions	(2)	—	(30)	25	(7)
Effect of actual variances from expected experience	(5)	(11)	(18)	(6)	(40)
Adjusted beginning of year balance	$1,282	$1,342	$487	$6,427	$9,538
Issuances	107	44	5	—	156
Interest accrual	43	55	23	237	358
Benefit payments	(122)	(89)	(30)	(327)	(568)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,310	$1,352	$485	$6,337	$9,484
Effect of changes in discount rate assumptions	(43)	7	25	(19)	(30)
Balance at September 30, 2025	$1,267	$1,359	$510	$6,318	$9,454

Adjustment due to reserve flooring	$—	$8	$—	$—	$8

Net liability for future policy benefits	$1,267	$606	$477	$5,311	$7,661
Less: reinsurance recoverable	722	438	20	2,668	3,848
Net liability for future policy benefits, after reinsurance recoverable	$545	$168	$457	$2,643	$3,813

Discounted expected future gross premiums	$—	$1,670	$821	$1,203	$3,694
Expected future gross premiums	$—	$2,827	$1,143	$1,596	$5,566
Expected future benefit payments	$1,891	$2,279	$802	$10,301	$15,273

Weighted average interest accretion rate	4.4%	6.0%	6.3%	5.0%
Weighted average discount rate	5.0%	5.2%	5.3%	5.3%

Weighted average duration of liability (in years)	6	7	6	8

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	57	(39)	55	73
Effect of actual variances from expected experience	—	(16)	(13)	(26)	(55)
Adjusted beginning of year balance	$—	$749	$53	$1,166	$1,968
Issuances	201	63	9	—	273
Interest accrual	1	38	3	55	97
Net premiums collected	(202)	(76)	(6)	(149)	(433)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$774	$59	$1,072	$1,905
Effect of changes in discount rate assumptions	—	(37)	(6)	(15)	(58)
Balance at December 31, 2024	$—	$737	$53	$1,057	$1,847

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	(24)	67	(61)	58	40
Effect of actual variances from expected experience	(8)	(16)	(25)	(48)	(97)
Adjusted beginning of year balance	$1,190	$1,342	$535	$6,517	$9,584
Issuances	201	63	9	—	273
Interest accrual	56	73	34	323	486
Benefit payments	(158)	(125)	(43)	(432)	(758)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,289	$1,353	$535	$6,408	$9,585
Effect of changes in discount rate assumptions	(85)	(31)	10	(221)	(327)
Balance at December 31, 2024	$1,204	$1,322	$545	$6,187	$9,258

Adjustment due to reserve flooring	$—	$7	$—	$—	$7

Net liability for future policy benefits	$1,204	$592	$492	$5,130	$7,418
Less: reinsurance recoverable	759	424	20	2,591	3,794
Net liability for future policy benefits, after reinsurance recoverable	$445	$168	$472	$2,539	$3,624

Discounted expected future gross premiums	$—	$1,672	$836	$1,247	$3,755
Expected future gross premiums	$—	$2,921	$1,196	$1,713	$5,830
Expected future benefit payments	$1,846	$2,286	$899	$10,522	$15,553

Weighted average interest accretion rate	4.5%	6.0%	6.3%	5.0%
Weighted average discount rate	5.4%	5.6%	5.6%	5.7%

Weighted average duration of liability (in years)	6	7	7	8

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Impacts of the annual review of policy benefit reserves assumptions are reflected within the effect of changes in cash flow assumptions in the disaggregated rollforwards above. The annual review of policy benefit reserves assumptions in the third quarter of 2025 resulted in a net increase in future policy benefit reserves, primarily due to net unfavorable changes in LTC morbidity and mortality assumptions partially offset by favorable changes to disability income insurance claim incidence rates. The annual review of policy benefit reserves assumptions in the third quarter of 2024 resulted in a net decrease in future policy benefit reserves, primarily due to decreased disability income insurance claim incidence rates.
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,301	$80	$8	$1,389
Interest accrual	30	4	—	34
Benefit accrual	100	8	3	111
Benefit payments	(65)	(11)	(3)	(79)
Effect of actual variances from expected experience	10	(2)	2	10
Impact of change in net unrealized (gains) losses on securities	13	—	3	16
Balance at September 30, 2025	$1,389	$79	$13	$1,481

Weighted average interest accretion rate	2.9%	6.9%	3.6%
Weighted average discount rate	3.1%	7.1%	3.9%

Weighted average duration of reserves (in years)	9	8	7

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	37	6	1	44
Benefit accrual	133	8	3	144
Benefit payments	(69)	(13)	(5)	(87)
Effect of actual variances from expected experience	(2)	(1)	(1)	(4)
Impact of change in net unrealized (gains) losses on securities	(23)	(1)	(5)	(29)
Balance at December 31, 2024	$1,301	$80	$8	$1,389

Weighted average interest accretion rate	3.0%	7.0%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statements of Operations was as follows:

	Nine Months Ended September 30,
	2025
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$119	$43
Term and whole life insurance	129	26
Disability income insurance	86	22
Long term care insurance	127	198
Total	$461	$289

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Year Ended December 31,
	2024
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$226	$55
Term and whole life insurance	172	35
Disability income insurance	119	31
Long term care insurance	179	268
Total	$696	$389
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2025	$26	$249	$295	$570
Deferral of revenue	1	59	35	95
Amortization	(1)	(15)	(18)	(34)
Balance at September 30, 2025	$26	$293	$312	$631

Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	70	51	121
Amortization	(1)	(17)	(22)	(40)
Balance at December 31, 2024	$26	$249	$295	$570
9.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Variable annuities and variable universal life:
Mutual funds	$78,143	$75,576
Unitized pooled pension funds:
Property/real estate	1,769	1,682
Equity securities	458	514
Debt securities	142	175
Cash and cash equivalents	115	120
Other	52	47
Total	$80,679	$78,114

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2025	$65,737	$9,839	$2,538	$78,114
Premiums and deposits	732	390	122	1,244
Policy charges	(976)	(240)	(4)	(1,220)
Surrenders and other benefits	(5,367)	(297)	(429)	(6,093)
Investment return	7,026	1,245	126	8,397
Net transfer from (to) general account	27	27	—	54
Other charges	—	—	183	183
Balance at September 30, 2025	$67,179	$10,964	$2,536	$80,679

Cash surrender value	$65,985	$10,275	$2,536	$78,796

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$2,823	$77,457
Premiums and deposits	933	500	153	1,586
Policy charges	(1,365)	(307)	(5)	(1,677)
Surrenders and other benefits	(6,990)	(412)	(594)	(7,996)
Investment return	7,293	1,199	202	8,694
Net transfer from (to) general account	27	64	—	91
Other charges	—	—	(41)	(41)
Balance at December 31, 2024	$65,737	$9,839	$2,538	$78,114

Cash surrender value	$64,411	$9,220	$2,538	$76,169
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except age)
Balance at beginning of period	$(769)	$(830)	$(919)	$335
Issuances	6	6	17	18
Interest accrual and time decay	(25)	(10)	(74)	(35)
Reserve increase from attributed fees collected	194	206	561	585
Reserve release for benefit payments and derecognition	(2)	(2)	(7)	(9)
Effect of changes in interest rates and bond markets	9	616	149	(156)
Effect of changes in equity markets and subaccount performance	(543)	(400)	(932)	(1,282)
Effect of changes in equity index volatility	20	8	60	62
Actual policyholder behavior different from expected behavior	7	7	45	48
Effect of changes in other future expected assumptions	94	106	93	106
Effect of changes in the instrument-specific credit risk on market risk benefits	13	63	11	98
Balance at end of period	$(996)	$(230)	$(996)	$(230)

Reconciliation of the gross balances in an asset or liability position:
Asset position	$2,225	$1,809	$2,225	$1,809
Liability position	(1,229)	(1,579)	(1,229)	(1,579)
Net asset (liability) position	$996	$230	$996	$230

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$288	$343	$288	$343
Living benefits	$1,817	$1,867	$1,817	$1,867
Composite (greater of)	$2,086	$2,177	$2,086	$2,177

Weighted average attained age of contractholders	70	69	70	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(461)	$312	$(701)	$(1,250)
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at end of period	$14	$62	$15	$102

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
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	September 30, 2025
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(996)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	52.8%	12.4%
			Surrender rate (2)	0.4%	–	75.0%	3.6%
			Market volatility (3)	0.0%	–	24.3%	10.7%
			Nonperformance risk (4)	60 bps			60 bps
			Mortality rate (5)	0.0%	–	41.6%	1.7%

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
Changes to Significant Inputs and Assumptions:
During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
Nine months ended September 30, 2025
•Updates to surrender assumptions resulted in a decrease to pretax income of $70 million.
•Updates to utilization of guaranteed withdrawal assumptions resulted in a decrease to pretax income of $14 million.
Year ended December 31, 2024
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
11.  Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in millions)
Long-term debt:
Senior notes due 2025	$—	$500	—%	3.0%
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2028	600	600	5.7	5.7
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	750	5.2	5.2
Senior notes due 2035	750	—	5.2	—
Finance lease liabilities	1	9	N/A	N/A
Other (1)	(24)	(17)	N/A	N/A
Total long-term debt	3,077	2,842

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	201	4.3%	4.6%
Total	$3,278	$3,043
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
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company’s life insurance subsidiary has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities and residential mortgage backed securities, with an aggregate fair value of $1.1 billion and $964 million as of September 30, 2025 and December 31, 2024, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2025 and December 31, 2024. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company’s bank subsidiary had no outstanding obligations to the FHLB as of both September 30, 2025 and December 31, 2024. The Company’s bank subsidiary maintains access to collateralized borrowings from the Federal Reserve. As of both September 30, 2025 and December 31, 2024, there were no outstanding obligations to the Federal Reserve.
On November 25, 2024, the Company entered into agreement to amend and restate its credit agreement that provides for an unsecured committed revolving credit facility of up to $1.0 billion that expires in November 2029. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both September 30, 2025 and December 31, 2024, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both September 30, 2025 and December 31, 2024.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both September 30, 2025 and December 31, 2024, AEIS had no borrowings outstanding.

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,571	$3,184	$—	$5,755
Available-for-Sale securities:
Corporate debt securities	—	14,561	731	15,292
Residential mortgage backed securities	—	26,732	—	26,732
Commercial mortgage backed securities	—	3,790	—	3,790
Asset backed securities	—	4,242	68	4,310
State and municipal obligations	—	658	—	658
U.S. government and agency obligations	1,148	637	—	1,785
Foreign government bonds and obligations	—	7	—	7
Total Available-for-Sale securities	1,148	50,627	799	52,574
Investments at net asset value (“NAV”)				12	(1)
Trading and other securities	366	19	—	385
Separate account assets at NAV				80,679	(1)
Investments and cash equivalents segregated for regulatory purposes	439	—	—	439
Market risk benefits	—	—	2,225	2,225	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	—	158	—	158
Equity derivative contracts	280	12,252	—	12,532
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	—	23	—	23
Total other assets	280	12,434	—	12,714
Total assets at fair value	$4,804	$66,264	$3,083	$154,842

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$58	$58
IUL embedded derivatives	—	—	1,063	1,063
Structured variable annuity embedded derivatives	—	—	3,735	3,735
Total policyholder account balances, future policy benefits and claims	—	—	4,856	4,856	(3)
Market risk benefits	—	—	1,229	1,229	(2)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	1	221	—	222
Equity derivative contracts	361	7,542	—	7,903
Credit derivative contracts	—	25	—	25
Foreign exchange derivative contracts	1	3	—	4
Other	362	5	64	431
Total other liabilities	725	7,796	64	8,585
Total liabilities at fair value	$725	$7,802	$6,149	$14,676

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
(3) The Company’s adjustment for nonperformance risk resulted in a $239 million and $211 million cumulative decrease to the embedded derivatives as of September 30, 2025 and December 31, 2024, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2025	$708	$23	$80	$811		$57
Total gains (losses) included in:
Net income	1	—	—	1	(1)	3
Other comprehensive income (loss)	4	—	—	4		—
Purchases	32	—	—	32		—
Settlements	(14)	—	(12)	(26)		(1)
Transfers out of Level 3	—	(23)	—	(23)		—
Balance at September 30, 2025	$731	$—	$68	$799		$59

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2025	$1	$—	$—	$1	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2025	$4	$—	$—	$4		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2025	$56		$999		$2,879		$3,934	$66
Total (gains) losses included in:
Net income	4	(2)	111	(2)	948	(3)	1,063	1	(4)
Issues	—		(3)		28		25	10
Settlements	(2)		(44)		(120)		(166)	(13)
Balance at September 30, 2025	$58		$1,063		$3,735		$4,856	$64

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2025	$—	(2)	$111	(2)	$948	(3)	$1,059	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2024	$544	$57	$24	$625		$55
Total gains (losses) included in:
Net income	1	—	—	1	(1)	1
Other comprehensive income (loss)	16	1	—	17		—
Purchases	44	27	1	72		—
Settlements	(28)	—	—	(28)		(1)
Transfers out of Level 3	—	(57)	(24)	(81)		—
Balance at September 30, 2024	$577	$28	$1	$606		$55

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2024	$16	$—	$—	$16		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2024	$52		$944		$1,896		$2,892	$69
Total (gains) losses included in:
Net income	3	(2)	36	(2)	487	(3)	526	—	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		3		23		26	3
Settlements	(1)		(40)		(89)		(130)	(7)
Balance at September 30, 2024	$54		$943		$2,317		$3,314	$66

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2024	$—	(2)	$36	(2)	$487	(3)	$523	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2025	$583	$38	$126	$747		$55
Total gains (losses) included in:
Net income	2	—	—	2	(1)	8
Other comprehensive income (loss)	18	—	—	18		—
Purchases	163	25	—	188		—
Settlements	(35)	(2)	(58)	(95)		(4)
Transfers out of Level 3	—	(61)	—	(61)		—
Balance at September 30, 2025	$731	$—	$68	$799		$59

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2025	$2	$—	$—	$2	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2025	$18	$—	$—	$18		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2025	$53		$1,002		$2,461		$3,516	$68
Total (gains) losses included in:
Net income	9	(2)	183	(2)	1,486	(3)	1,678	(5)	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		(1)		80		79	29
Settlements	(4)		(121)		(292)		(417)	(29)
Balance at September 30, 2025	$58		$1,063		$3,735		$4,856	$64

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2025	$—	(2)	$183	(2)	$1,486	(3)	$1,669	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$469	$—	$1	$470		$51
Total gains (losses) included in:
Net income	1	—	—	1	(1)	7
Other comprehensive income (loss)	14	—	—	14		—
Purchases	146	112	24	282		—
Settlements	(53)	(2)	—	(55)		(3)
Transfers out of Level 3	—	(82)	(24)	(106)		—
Balance at September 30, 2024	$577	$28	$1	$606		$55

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2024	$1	$—	$—	$1	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2024	$13	$—	$—	$13		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933	$76
Total (gains) losses included in:
Net income	8	(2)	169	(2)	1,440	(3)	1,617	1	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		17		99		116	12
Settlements	(3)		(116)		(233)		(352)	(24)
Balance at September 30, 2024	$54		$943		$2,317		$3,314	$66

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2024	$—	(2)	$169	(2)	$1,440	(3)	$1,609	$—
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at September 30, 2024	$—		$—		$—		$—	$1
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $22 million and $1 million, net of the reinsurance accrual, for the three months ended September 30, 2025 and 2024, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $23 million and $20 million, net of the reinsurance accrual, for the nine months ended September 30, 2025 and 2024, respectively.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$731	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	1.6%	1.1%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.0%			3.0%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	15.0%			15.0%
			Constant prepayment rate	20.0%			20.0%
			Loss recovery	60.0%			60.0%
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (3)	0.2%	–	93.8%	7.2%
Fixed deferred indexed annuity embedded derivatives	$58	Discounted cash flow	Surrender rate (3)	0.2%	–	93.8%	7.2%
			Nonperformance risk (4)	60 bps			60 bps
IUL embedded derivatives	$1,063	Discounted cash flow	Nonperformance risk (4)	60 bps			60 bps
Structured variable annuity embedded derivatives	$3,735	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.0%
			Nonperformance risk (4)	60 bps			60 bps
Contingent consideration liabilities	$64	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	2.7%

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$583	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	1.7%	1.1%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.5%			3.5%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	15.3%			15.3%
			Constant prepayment rate	20.0%			20.0%
			Loss recovery	60.0%			60.0%
Fixed deferred indexed annuity ceded embedded derivatives	$55	Discounted cash flow	Surrender rate (3)	0.0%	–	89.1%	10.6%
Fixed deferred indexed annuity embedded derivatives	$53	Discounted cash flow	Surrender rate (3)	0.0%	–	89.1%	10.6%
			Nonperformance risk (4)	65 bps			65 bps
IUL embedded derivatives	$1,002	Discounted cash flow	Nonperformance risk (4)	65 bps			65 bps
Structured variable annuity embedded derivatives	$2,461	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	1.7%
			Nonperformance risk (4)	65 bps			65 bps
Contingent consideration liabilities	$68	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	3.3%
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2025 and December 31, 2024. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2025 and December 31, 2024. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.

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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $18 million and $27 million as of September 30, 2025 and December 31, 2024, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,650	$—	$643	$1,925	$2,568
Policy loans	1,043	—	1,043	—	1,043
Receivables	9,397	279	2,123	6,018	8,420
Restricted and segregated cash	751	751	—	—	751
Other investments and assets	249	—	195	55	250

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$22,409	$—	$—	$19,092	$19,092
Investment certificate reserves	8,931	—	—	8,906	8,906
Banking and brokerage deposits	24,711	24,698	13	—	24,711
Separate account liabilities — investment contracts	2,904	—	2,904	—	2,904
Debt and other liabilities	3,628	328	3,368	4	3,700

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$12,491	$—	$12,491	$(7,965)	$(1,772)	$(2,692)	$62
OTC cleared	10	—	10	(10)	—	—	—
Exchange-traded	213	—	213	(51)	—	—	162
Total derivatives	12,714	—	12,714	(8,026)	(1,772)	(2,692)	224
Securities borrowed	279	—	279	(92)	(183)	—	4
Total	$12,993	$—	$12,993	$(8,118)	$(1,955)	$(2,692)	$228

	December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$9,126	$—	$9,126	$(5,566)	$(1,554)	$(1,970)	$36
OTC cleared	10	—	10	(10)	—	—	—
Exchange-traded	103	—	103	(18)	—	—	85
Total derivatives	9,239	—	9,239	(5,594)	(1,554)	(1,970)	121
Securities borrowed	218	—	218	(71)	—	(142)	5
Total	$9,457	$—	$9,457	$(5,665)	$(1,554)	$(2,112)	$126
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$8,078	$—	$8,078	$(7,965)	$(1)	$(110)	$2
OTC cleared	23	—	23	(10)	—	—	13
Exchange-traded	53	—	53	(51)	—	—	2
Total derivatives	8,154	—	8,154	(8,026)	(1)	(110)	17
Securities loaned	327	—	327	(92)	—	(229)	6
Total	$8,481	$—	$8,481	$(8,118)	$(1)	$(339)	$23

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2025			December 31, 2024
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$37,623	$158	$222	$39,111	$180	$324
Equity contracts	129,891	12,532	7,903	109,622	8,957	5,362
Credit contracts	3,347	1	25	3,122	59	4
Foreign exchange contracts	2,870	23	4	3,426	43	13
Total non-designated hedges	173,731	12,714	8,154	155,281	9,239	5,703

Embedded derivatives
IUL	N/A	—	1,063	N/A	—	1,002
Fixed deferred indexed annuities and deposit receivables	N/A	59	58	N/A	55	53
Structured variable annuities (3)	N/A	—	3,735	N/A	—	2,461
SMC	N/A	—	6	N/A	—	7
Total embedded derivatives	N/A	59	4,862	N/A	55	3,523
Total derivatives	$173,731	$12,773	$13,016	$155,281	$9,294	$9,226
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
(3) The fair value of the structured variable annuity embedded derivatives as of September 30, 2025 included $3.7 billion of individual contracts in a liability position and $1 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2024 included $2.5 billion of individual contracts in a liability position and $3 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2025 and December 31, 2024, investment securities with a fair value of $1.7 billion and $1.5 billion respectively, were pledged to meet contractual obligations under derivative contracts, of which $120 million and $85 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of September 30, 2025 and December 31, 2024, investment securities with a fair value of $3.1 billion and $2.2 billion, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $2.8 billion and $2.0 billion, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2025 and December 31, 2024, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both September 30, 2025 and December 31, 2024, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2025
Interest rate contracts	$(1)	$—	$—	$—	$(1)	$(54)	$—
Equity contracts	(1)	—	90	40	896	(484)	7
Credit contracts	(1)	—	1	—	—	(26)	1
Foreign exchange contracts	—	—	—	—	—	22	(8)
IUL embedded derivatives	—	—	—	(67)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	6	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(948)	—	—
SMC embedded derivatives	—	—	—	—	—	—	—
Total gain (loss)	$(3)	$—	$91	$(21)	$(53)	$(542)	$—

Three Months Ended September 30, 2024
Interest rate contracts	$—	$—	$—	$—	$1	$448	$—
Equity contracts	(2)	—	38	18	337	(307)	6
Credit contracts	—	—	5	—	—	(112)	—
Foreign exchange contracts	—	—	—	—	—	(57)	4
IUL embedded derivatives	—	—	—	4	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	5	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(487)	—	—
SMC embedded derivatives	—	—	—	—	—	—	—
Total gain (loss)	$(2)	$—	$43	$27	$(149)	$(28)	$10

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Nine Months Ended September 30, 2025
Interest rate contracts	$(1)	$—	$—	$—	$1	$14	$—
Equity contracts	(5)	1	131	82	1,316	(770)	12
Credit contracts	(3)	—	5	—	—	(80)	1
Foreign exchange contracts	—	—	—	—	—	(41)	29
IUL embedded derivatives	—	—	—	(62)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	16	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(1,486)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—	—
Total gain (loss)	$(9)	$—	$136	$36	$(169)	$(877)	$42

Nine Months Ended September 30, 2024
Interest rate contracts	$—	$—	$—	$—	$(7)	$(273)	$—
Equity contracts	(7)	2	119	65	1,187	(1,035)	12
Credit contracts	—	—	3	—	—	(13)	—
Foreign exchange contracts	—	—	—	—	—	—	2
IUL embedded derivatives	—	—	—	(53)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	15	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(1,440)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—	—
Total gain (loss)	$(7)	$—	$122	$27	$(260)	$(1,321)	$14
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of September 30, 2025:

	Premiums Payable	Premiums Receivable
	(in millions)
2025 (1)	$38	$15
2026	248	88
2027	21	—
2028	31	—
2029	135	—
2030 - 2031	233	—
Total	$706	$103
(1) 2025 amounts represent the amounts payable and receivable for the period from October 1, 2025 to December 31, 2025.

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
For both the three and nine months ended September 30, 2025 and 2024, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of September 30, 2025 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is not material. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 10 years and relates to forecasted debt interest payments. See Note 15 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three and nine months ended September 30, 2025, the Company did not recognize a gain or loss in other comprehensive income (loss) (“OCI”). For the three and nine months ended September 30, 2024, the Company recognized a loss of $4 million and loss of $3.0 million in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiaries do not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2025 and December 31, 2024, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $110 million and $69 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2025 and December 31, 2024 was $110 million and $68 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2025 and

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
December 31, 2024 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $1 million, respectively.
15.  Shareholders’ Equity
The following table presents the amounts related to each component of OCI:

	Three Months Ended September 30,
	2025			2024
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$479	$(106)	$373	$1,312	$(293)	$1,019
Reclassification of net (gains) losses on securities included in net income (2)	(11)	2	(9)	2	(2)	—
Impact of benefit reserves and reinsurance recoverables	(10)	3	(7)	(18)	4	(14)
Net unrealized gains (losses) on securities	458	(101)	357	1,296	(291)	1,005
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	—	—	—	(1)	1	—
Net unrealized gains (losses) on derivatives	—	—	—	(1)	1	—
Effect of changes in discount rate assumptions on certain long-duration contracts	(58)	12	(46)	(188)	41	(147)
Effect of changes in instrument-specific credit risk on MRBs	(13)	3	(10)	(63)	14	(49)
Foreign currency translation	(35)	1	(34)	85	(2)	83
Total other comprehensive income (loss)	$352	$(85)	$267	$1,129	$(237)	$892

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2025			2024
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,203	$(270)	$933	$896	$(203)	$693
Reclassification of net (gains) losses on securities included in net income (2)	(1)	—	(1)	4	(2)	2
Impact of benefit reserves and reinsurance recoverables	(12)	3	(9)	(4)	1	(3)
Net unrealized gains (losses) on securities	1,190	(267)	923	896	(204)	692
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	(11)	2	(9)	—	—	—
Reclassification of net (gains) losses on derivatives included in net income(3)	—	—	—	(1)	1	—
Net unrealized gains (losses) on derivatives	(11)	2	(9)	(1)	1	—
Effect of changes in discount rate assumptions on certain long-duration contracts	(111)	23	(88)	(21)	5	(16)
Effect of changes in instrument-specific credit risk on MRBs	(11)	3	(8)	(98)	21	(77)
Foreign currency translation	124	(3)	121	69	(3)	66
Total other comprehensive income (loss)	$1,181	$(242)	$939	$845	$(180)	$665
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in Net investment income.
(3) Includes a nil and $1 million pretax gain reclassified to Interest and debt expense.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at July 1, 2025	$(886)	$(4)	$(15)	$(145)	$(45)	$(140)	$(1)	$(1,236)
OCI before reclassifications	366	—	(46)	(10)	—	(34)	—	276
Amounts reclassified from AOCI	(9)	—	—	—	—	—	—	(9)
Total OCI	357	—	(46)	(10)	—	(34)	—	267
Balance at September 30, 2025	$(529)	$(4)	$(61)	$(155)	$(45)	$(174)	$(1)	$(969)

Balance at July 1, 2024	$(1,554)	$5	$5	$(113)	$(60)	$(275)	$(1)	$(1,993)
OCI before reclassifications	1,005	—	(147)	(49)	—	83	—	892
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—
Total OCI	1,005	—	(147)	(49)	—	83	—	892
Balance at September 30, 2024	$(549)	$5	$(142)	$(162)	$(60)	$(192)	$(1)	$(1,101)

Balance at January 1, 2025	$(1,452)	$5	$27	$(147)	$(45)	$(295)	$(1)	$(1,908)
OCI before reclassifications	924	(9)	(88)	(8)	—	121	—	940
Amounts reclassified from AOCI	(1)	—	—	—	—	—	—	(1)
Total OCI	923	(9)	(88)	(8)	—	121	—	939
Balance at September 30, 2025	$(529)	$(4)	$(61)	$(155)	$(45)	$(174)	$(1)	$(969)

Balance at January 1, 2024	$(1,241)	$5	$(126)	$(85)	$(60)	$(258)	$(1)	$(1,766)
OCI before reclassifications	690	—	(16)	(77)	—	66	—	663
Amounts reclassified from AOCI	2	—	—	—	—	—	—	2
Total OCI	692	—	(16)	(77)	—	66	—	665
Balance at September 30, 2024	$(549)	$5	$(142)	$(162)	$(60)	$(192)	$(1)	$(1,101)
For the nine months ended September 30, 2025 and 2024, the Company repurchased a total of 3.7 million shares and 3.8 million shares, respectively, of its common stock for an aggregate cost of $1.9 billion and $1.6 billion, respectively. On July 24, 2023, the Company’s Board of Directors authorized $3.5 billion for the repurchase of the Company’s common stock through September 30, 2025, which was exhausted during the second quarter of 2025. On April 22, 2025, the Company’s Board of Directors authorized $4.5 billion for the repurchase of the Company’s common stock through June 30, 2027. As of September 30, 2025, the Company had $3.5 billion remaining under this share repurchase authorization.

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
For the nine months ended September 30, 2025 and 2024, the Company reacquired 0.2 million and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $132 million and $110 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2025 and 2024, the Company

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
reacquired 0.1 million shares and 0.4 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $66 million and $149 million, respectively.
During both the nine months ended September 30, 2025 and 2024, the Company reissued 0.7 million treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
16.  Income Taxes
The Company’s effective tax rate was 22.3% and 20.7% for the three months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was 20.4% and 20.0% for the nine months ended September 30, 2025 and 2024, respectively.
The effective tax rate for the three months ended September 30, 2025 was higher than the statutory rate primarily as a result of state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2025 was lower than the statutory rate as a result of tax preferred items including incentive compensation, foreign tax credits, net of addback, and the dividends received deduction, partially offset by state income taxes, net of federal benefit.
The effective tax rate for the three months ended September 30, 2024 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and incentive compensation, partially offset by state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2024 was lower than the statutory rate as a result of tax preferred items including incentive compensation, the dividends received deduction, foreign tax credits, net of addback, and low income housing tax credits, partially offset by state income taxes, net of federal benefit.
The increase in the effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to higher pretax income in the current period compared to the prior period and the related impact on tax preferred items.
Included in the Company’s deferred income tax assets are tax benefits related to foreign net operating losses of $53 million, which do not expire, corporate alternative minimum tax (“CAMT”) credit carryforwards of $69 million, which do not expire, and state net operating losses of $38 million, net of federal benefit, which will expire beginning December 31, 2025.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of September 30, 2025, management believes it is more likely than not that the Company will not realize certain state net operating losses of $32 million, state deferred tax assets of $2 million (both net of federal benefit), and foreign net operating losses of $35 million; therefore, a valuation allowance has been established. The valuation allowance was $69 million and $67 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company had $166 million and $164 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $136 million and $134 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2025 and December 31, 2024, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $13 million in the next 12 months primarily due to state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $2 million and $10 million in interest and penalties for the three and nine months ended September 30, 2025, respectively. The Company recognized a net increase of $1 million and $4 million in interest and penalties for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had a payable of $41 million and $31 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statutes of limitations are closed on years through 2018, except for two issues for 2016 which were claimed on an amended return. During the second quarter of 2025, the Internal Revenue Service (“IRS”) finalized the audit of tax years 2019 and 2020, except for one issue for 2020, which the Company has appealed. During the third quarter of 2025, the IRS began the examination of the Company’s U.S. income tax returns for tax years 2021 through 2023. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2018 through 2023.
The Company is an applicable corporation required to compute CAMT, however, as of September 30, 2025, based on current estimates, the Company does not expect to be liable for CAMT in 2025. This estimate is based on interpretations and assumptions of

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
available guidance, including proposed regulations and notices, that the Company has made regarding the CAMT provisions of the Inflation Reduction Act of 2022.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. As of September 30, 2025, the Company has not recorded any Pillar Two tax liabilities. As of December 31, 2024, the tax impact was not material to the consolidated financial statements. The Company continues to monitor the adoption and implementation of these rules and evaluate the potential impact on its consolidated financial statements.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of September 30, 2025 and December 31, 2024, the estimated liability was $10 million and $11 million, respectively. As of September 30, 2025 and December 31, 2024, the related premium tax asset was $8 million and $9 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
18.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Numerator:
Net income	$912	$511	$2,555	$2,330

Denominator:
Basic: Weighted-average common shares outstanding	96.3	100.4	97.4	101.6
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.5	1.8	1.5	1.8
Diluted: Weighted-average common shares outstanding	97.8	102.2	98.9	103.4

Earnings per share:
Basic	$9.47	$5.09	$26.23	$22.93
Diluted	$9.33	$5.00	$25.83	$22.53
The calculation of diluted earnings per share includes the dilutive effect of the assumed exercise or issuance of stock-based awards using the treasury stock method. The calculation excludes the incremental effect of nil options for both the three months ended September 30, 2025 and 2024, and 0.1 million and nil options for the nine months ended September 30, 2025 and 2024, due to their anti-dilutive effect.
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2025	December 31, 2024
	(in millions)
Advice & Wealth Management	$39,994	$41,514
Asset Management	7,213	7,350
Retirement & Protection Solutions	126,646	116,609
Corporate & Other	16,233	15,930
Total assets	$190,086	$181,403

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,990	$2,742	$8,579	$7,946
Asset Management	906	882	2,582	2,585
Retirement & Protection Solutions	1,102	973	2,964	2,813
Corporate & Other	104	115	324	347
Elimination of segment revenues (1)(2)	(369)	(367)	(1,072)	(1,075)
Total segment adjusted operating net revenues	4,733	4,345	13,377	12,616
Adjustments:
Net realized investment gains (losses)	11	(6)	(9)	(9)
Market impact on non-traditional long-duration products	1	5	10	6
Mean reversion related impacts	(1)	—	—	—
Revenue attributable to consolidated investment entities	47	53	142	150
Total net revenues per consolidated statements of operations	$4,791	$4,397	$13,520	$12,763
(1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2025 and 2024 in each segment as follows: Advice & Wealth Management ($239 million and $237 million, respectively); Asset Management ($27 million and $24 million, respectively); Retirement & Protection Solutions ($113 million and $113 million, respectively); and Corporate & Other ($(10) million and $(7) million, respectively).
(2) Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2025 and 2024 in each segment as follows: Advice & Wealth Management ($689 million and $698 million, respectively); Asset Management ($78 million and $71 million, respectively); Retirement & Protection Solutions ($330 million and $327 million, respectively); and Corporate & Other ($(25) million and $(21) million, respectively).

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$881	$826	$2,485	$2,410
Asset Management	260	245	723	669
Retirement & Protection Solutions	217	118	646	513
Corporate & Other	(116)	(143)	(312)	(351)
Total segment adjusted operating earnings	1,242	1,046	3,542	3,241
Adjustments:
Net realized investment gains (losses)	11	(6)	(9)	(9)
Market impact on non-traditional long-duration products	(82)	(402)	(323)	(322)
Mean reversion related impacts	—	1	1	1
Net income (loss) attributable to consolidated investment entities	3	6	1	4
Pretax income per consolidated statements of operations	$1,174	$645	$3,212	$2,915

Adjusted operating earnings includes the following significant expense categories:

	Three Months Ended September 30, 2025
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$1,656	$254	$134	$(2)
Interest credited to fixed accounts	—	—	95	51
Benefits, claims, losses and settlement expenses	—	—	256	53
Remeasurement (gains) losses of future policy benefit reserves	—	—	(9)	31
Change in fair value of market risk benefits	—	—	257	—
Amortization of deferred acquisition costs	—	2	56	2
Interest and debt expense	14	3	11	27
General and administrative expense	439	387	85	58
Total expenses	$2,109	$646	$885	$220

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$1,488	$250	$131	$(3)
Interest credited to fixed accounts	—	—	92	55
Benefits, claims, losses and settlement expenses	—	—	253	56
Remeasurement (gains) losses of future policy benefit reserves	—	—	(25)	3
Change in fair value of market risk benefits	—	—	257	—
Amortization of deferred acquisition costs	—	2	57	—
Interest and debt expense	9	2	11	32
General and administrative expense	419	383	79	115
Total expenses	$1,916	$637	$855	$258

	Nine Months Ended September 30, 2025
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$4,756	$740	$383	$(7)
Interest credited to fixed accounts	—	—	280	153
Benefits, claims, losses and settlement expenses	—	—	676	162
Remeasurement (gains) losses of future policy benefit reserves	—	—	(19)	28
Change in fair value of market risk benefits	—	—	553	—
Amortization of deferred acquisition costs	—	5	171	5
Interest and debt expense	40	9	30	81
General and administrative expense	1,298	1,105	244	214
Total expenses	$6,094	$1,859	$2,318	$636

	Nine Months Ended September 30, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$4,260	$736	$384	$(7)
Interest credited to fixed accounts	—	—	276	164
Benefits, claims, losses and settlement expenses	—	—	703	166
Remeasurement (gains) losses of future policy benefit reserves	—	—	(32)	(2)
Change in fair value of market risk benefits	—	—	528	—
Amortization of deferred acquisition costs	—	5	171	5
Interest and debt expense	28	5	35	83
General and administrative expense	1,248	1,170	235	289
Total expenses	$5,536	$1,916	$2,300	$698

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
Overview
Ameriprise Financial is a diversified financial services company with a 130-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.7 trillion in assets under management, administration and advisement as of September 30, 2025. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
In the third quarter, we conducted our annual review of life insurance, annuity and long term care (“LTC”) valuation assumptions relative to current experience and management expectations including modeling changes. These annual assumption updates, including model changes, are collectively referred to as unlocking throughout this document. See our Consolidated and Segment Results of Operations sections for the pretax impacts on our revenues and expenses attributable to unlocking.
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
The following table reconciles our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Net income (loss)	$2,555	$2,330	$25.83	$22.53
Less Adjustments:
Net realized investment gains (losses) (1)	(9)	(9)	(0.09)	(0.09)
Market impact on non-traditional long-duration products (1)	(323)	(322)	(3.27)	(3.11)
Mean reversion related impacts (1)	1	1	0.01	0.01
Net income (loss) attributable to CIEs	1	3	0.01	0.03
Tax effect of adjustments (2)	70	69	0.71	0.66
Adjusted operating earnings	$2,815	$2,588	$28.46	$25.03

Weighted average common shares outstanding:
Basic	97.4	101.6
Diluted	98.9	103.4
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

Index
AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended September 30,
	2025	2024
	(in millions)
Net income	$3,626	$2,707
Less: Adjustments (1)	(136)	(642)
Adjusted operating earnings	3,762	3,349

Total Ameriprise Financial, Inc. shareholders’ equity	5,781	4,828
Less: AOCI, net of tax	(1,347)	(1,926)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	7,128	6,754
Less: Equity impacts attributable to CIEs	—	(3)
Adjusted operating equity	$7,128	$6,757

Return on equity, excluding AOCI	50.9%	40.1%
Adjusted operating return on equity, excluding AOCI (2)	52.8%	49.6%
(1) Adjustments reflect the sum of after-tax net realized investment gains or losses, net of the reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and related reinsurance accrual; mean reversion related impacts; the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; block transfer reinsurance transaction impacts; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 21%.
(2) Adjusted operating return on equity, excluding accumulated other comprehensive income (“AOCI”) is calculated using adjusted operating earnings in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory tax rate of 21%.
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
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three Months Ended September 30,
	2025	2024	Change
S&P 500
Daily average	6,427	5,546	16%
Period end	6,688	5,762	16%
Weighted Equity Index (“WEI”) (1)
Daily average	4,055	3,528	15%
Period end	4,210	3,664	15%
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
The following table presents detail regarding our Assets Under Management, Administration and Advisement:

	September 30,		Change
	2025	2024
	(in billions)
Assets Under Management, Administration and Advisement
Advice & Wealth Management AUM	$646.4	$565.2	$81.2	14%
Asset Management AUM	674.7	672.1	2.6	—
Corporate AUM	0.8	0.5	0.3	60
Eliminations	(47.8)	(45.9)	(1.9)	(4)
Total Assets Under Management	1,274.1	1,191.9	82.2	7
Total Assets Under Administration	347.9	314.2	33.7	11
Total Assets Under Advisement (net of eliminations)	37.5	31.9	5.6	18
Total Assets Under Management, Administration and Advisement	$1,659.5	$1,538.0	$121.5	8%
Total AUM increased $82.2 billion, or 7%, to $1.3 trillion as of September 30, 2025 compared to $1.2 trillion as of September 30, 2024 due to an $81.2 billion increase in Advice & Wealth Management AUM driven by equity market appreciation and wrap account net inflows, and a $2.6 billion increase in Asset Management AUM primarily driven by equity market appreciation, partially offset by net outflows. Total Assets Under Administration increased $33.7 billion, or 11%, to $347.9 billion as of September 30, 2025 compared to the prior year period primarily driven by equity market appreciation and an increase in third-party money market funds. Total Assets Under Advisement increased $5.6 billion, or 18%, to $37.5 billion as September 30, 2025 due to net inflows and market appreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

Index
AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended September 30, 2025 and 2024
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$2,811	$2,573	$238	9%
Distribution fees	539	513	26	5
Net investment income	920	934	(14)	(1)
Premiums, policy and contract charges	493	409	84	21
Other revenues	130	131	(1)	(1)
Total revenues	4,893	4,560	333	7
Banking and deposit interest expense	102	163	(61)	(37)
Total net revenues	4,791	4,397	394	9
Expenses
Distribution expenses	1,714	1,539	175	11
Interest credited to fixed accounts	141	118	23	19
Benefits, claims, losses and settlement expenses	343	430	(87)	(20)
Remeasurement (gains) losses of future policy benefit reserves	22	(22)	44	NM
Change in fair value of market risk benefits	302	566	(264)	(47)
Amortization of deferred acquisition costs	60	59	1	2
Interest and debt expense	84	87	(3)	(3)
General and administrative expense	951	975	(24)	(2)
Total expenses	3,617	3,752	(135)	(4)
Pretax income	1,174	645	529	82
Income tax provision	262	134	128	96
Net income	$912	$511	$401	78%
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income increased $529 million, or 82%, for the three months ended September 30, 2025 compared to the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $82 million for the three months ended September 30, 2025 compared to an expense of $402 million for the prior year period.
•A favorable impact from higher average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, increased 15% in the three months ended September 30, 2025 compared to the prior year period.
•The favorable impact from the cumulative impact of wrap net inflows.
•The favorable impact of unlocking was $22 million for the three months ended September 30, 2025 compared to an unfavorable impact of $77 million for the prior year period.
•An unfavorable impact from the cumulative impact of Asset Management net outflows.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Pretax Increase (Decrease)	2025	2024
	(in millions)
Premiums, policy and contract charges	$118	$(4)
Other revenues	3	—
Total revenues	121	(4)

Interest credited to fixed accounts	(21)	(10)
Benefits, claims, losses and settlement expenses	16	(4)
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	26	4
Unlocking impact, excluding LTC	(10)	(24)
Total remeasurement (gains) losses of future policy benefit reserves	16	(20)
Change in fair value of market risk benefits	88	107
Total expenses	99	73
Pretax income (loss) (1)	$22	$(77)
(1) Includes a $28 million net expense for the three months ended September 30, 2025 and a $17 million net expense for the three months ended September 30, 2024 primarily related to the market impact on IUL benefits, which are excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking.
The primary drivers of the unlocking impact for the three months ended September 30, 2025 included net unfavorable changes to variable annuity surrender and utilization assumptions, net unfavorable changes in LTC morbidity and mortality assumptions, favorable claims incidence rates on disability insurance, and net favorable model changes primarily related to cost of reinsurance and index credits associated with non-traditional insurance products. In the prior year period, the primary driver of the unlocking impact was lowered surrender assumptions on variable annuities with living benefits resulting in an expense, partially offset by the updated claims incident rates on disability insurance.
Net Revenues
Management and financial advice fees increased $238 million, or 9%, for the three months ended September 30, 2025 compared to the prior year period reflecting market appreciation and continued wrap account net inflows, partially offset by the cumulative impact of Asset Management net outflows.
Premiums, policy and contract charges increased $84 million, or 21%, for the three months ended September 30, 2025 compared to the prior year period primarily due to model changes related to the cost of reinsurance associated with non-traditional insurance products, partially offset by lower sales of life contingent payout annuities.
Banking and deposit interest expense decreased $61 million, or 37%, for the three months ended September 30, 2025 compared to the prior year period primarily reflecting lower balances and lower average crediting rates on certificates and lower average crediting rates on Ameriprise Bank, FSB (“Ameriprise Bank”) cash deposits.
Expenses
Distribution expenses increased $175 million, or 11%, for the three months ended September 30, 2025 compared to the prior year period primarily reflecting higher advisor compensation from higher average wrap account assets.
Interest credited to fixed accounts increased $23 million, or 19%, for the three months ended September 30, 2025 compared to the prior year period primarily reflecting a $24 million increase in expense from other market impacts on indexed universal life (“IUL”) benefits, net of hedges, which was a benefit of $11 million for the three months ended September 30, 2025 compared to a benefit of $35 million for the prior year period. The increase in expense was primarily due to a decrease in the IUL embedded derivative in the prior period, which reflected lower option costs due to a lower new money rate, offset by less discounting due to lower forward rates.
Benefits, claims, losses and settlement expenses decreased $87 million, or 20%, for the three months ended September 30, 2025 compared to the prior year period primarily reflecting a $91 million decrease in expense from market impacts on structured variable annuities (“SVA”) embedded derivative, net of hedging activity. This decrease was primarily the result of a favorable $557 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $466 million change in the market impact on SVA embedded derivative. The decrease in expense also reflects the impact of lower sales of life contingent payout annuities, partially offset by the impact of increased volume in SVAs.

Index
AMERIPRISE FINANCIAL, INC.
Remeasurement (gains) losses of future policy benefit reserves increased $44 million, for the three months ended September 30, 2025 compared to the prior year period reflecting the unfavorable impact of unlocking in the current period compared to a favorable impact of unlocking for the prior year period.
Change in fair value of market risk benefits decreased $264 million, or 47%, for the three months ended September 30, 2025 compared to the prior year period primarily reflecting the following items:
•A $265 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges. This decrease was the result of a favorable $779 million change in the market impact on variable annuity guaranteed benefits reserves, partially offset by an unfavorable $514 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a larger benefit for the three months ended September 30, 2025 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended September 30, 2025 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended September 30, 2025 compared to a benefit in the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a larger net expense for the three months ended September 30, 2025 compared to the prior year period.
General and administrative expense decreased $24 million, or 2%, for the three months ended September 30, 2025 compared to the prior year period primarily due to ongoing benefits from our initiatives to enhance operational efficiency and effectiveness, partially offset by higher volume related expenses and investments for business growth.
Income Taxes
Our effective tax rate was 22.3% for the three months ended September 30, 2025 compared to 20.7% for the prior year period. The increase in the effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to higher pretax income in the current period compared to the prior year period and the related impact on tax preferred items. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended September 30, 2025 and 2024
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.

Index
AMERIPRISE FINANCIAL, INC.
 The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Advice & Wealth Management
Net revenues	$2,990	$2,742
Expenses	2,109	1,916
Adjusted operating earnings	$881	$826
Asset Management
Net revenues	$906	$882
Expenses	646	637
Adjusted operating earnings	$260	$245
Retirement & Protection Solutions
Net revenues	$1,102	$973
Expenses	885	855
Adjusted operating earnings	$217	$118
Corporate & Other
Net revenues	$104	$115
Expenses	220	258
Adjusted operating loss	$(116)	$(143)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Segment Pretax Operating Increase (Decrease)	2025		2024
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Premiums, policy and contract charges	$117	$—	$(5)	$—
Other revenues	—	3	—	—
Total revenues	117	3	(5)	—

Benefits, claims, losses and settlement expenses	16	—	4	—
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	—	26	—	4
Unlocking impact, excluding LTC	(10)	—	(24)	—
Total remeasurement (gains) losses of future policy benefit reserves	(10)	26	(24)	4
Change in fair value of market risk benefits	94	—	105	—
Total expenses	100	26	85	4
Pretax income (loss)	$17	$(23)	$(90)	$(4)
Advice & Wealth Management
The following table presents Advice & Wealth Management total client assets as of September 30:

	2025	2024
	(in billions)
Wrap assets (1)	$650.3	$569.1
Brokerage and other assets (1)	488.1	455.4
Total client assets	$1,138.4	$1,024.5
(1) Total cash balances (included in the wrap and brokerage and other assets above)	$84.8	$83.0
Total client assets increased $113.9 billion, or 11%, to $1.1 trillion compared to a year ago primarily due to market appreciation and client net inflows.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2025	2024
	(in billions)
Beginning balance	$615.2	$535.0
Net flows	4.8	8.0
Market appreciation (depreciation) and other	30.3	26.1
Ending balance	$650.3	$569.1

Advisory wrap account assets ending balance (1)	$644.4	$563.4
Average advisory wrap account assets (2)	$618.2	$541.7
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average advisory wrap account assets are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended September 30, 2025 and 2024, which is reflective of our billing cycle.
Ending wrap account assets increased $35.1 billion to $650.3 billion during the three months ended September 30, 2025 due to market appreciation of $30.3 billion and net inflows of $4.8 billion. Average advisory wrap account assets increased $76.5 billion, or 14%, compared to the prior year period primarily reflecting market appreciation and net inflows.
The following table presents client cash balances as of September 30:

Cash and Certificates Balances	2025	2024
	(in billions)
On-balance sheet - Ameriprise Bank	$22.6	$21.7
On-balance sheet - Ameriprise Certificate Company	8.9	12.0
On-balance sheet - broker dealer	2.2	2.7
Total on-balance sheet	33.7	36.4
Off-balance sheet - broker dealer	3.2	3.7
Total cash and certificate balances	36.9	40.1
Third party cash products (money market funds and brokered CDs)	47.9	42.9
Total client cash balances	$84.8	$83.0
Ameriprise Bank is continuing its deposit growth trend, with bank deposit balances increasing 4% from the prior year to $22.6 billion as of September 30, 2025. Ameriprise Certificate Company (“ACC”) client deposits decreased $3.1 billion from the prior year to $8.9 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the past seven quarters. Third party cash products increased $5.0 billion to $47.9 billion driven by an increase of money market funds of $7.2 billion, partially offset by a decline in brokered CDs.
The following table presents assets supporting Ameriprise Bank deposits and ACC certificates as of September 30:

	Ameriprise Bank		ACC
	2025	2024	2025	2024
	(in millions)
Investments
Fixed and adjustable rate (1)	$17,207	$15,781	$5,328	$7,253
Floating rate (1)	2,170	3,659	3,494	4,623
Total Available-for-Sale securities	19,377	19,440	8,822	11,876
Cash and cash equivalents	3,336	2,787	517	889
Loans and other assets	1,727	1,187	149	160
Total assets supporting deposits or certificates	$24,440	$23,414	$9,488	$12,925
(1) Presented on an amortized cost basis.
•In Ameriprise Bank, assets included $19.4 billion of Available-for-Sale securities, $3.3 billion of cash and cash equivalents, and $1.7 billion of other assets, primarily loans. The Ameriprise Bank investment portfolio securities are mostly rated AAA and primarily consist of structured assets, of which 11% were floating rate and sensitive to changes in short-term interest rates as of September 30, 2025. We took action to reduce the floating rate allocation from 19% as of September 30, 2024. The duration of Ameriprise Bank investments was 3.7 years as of September 30, 2025 compared to 3.1 years as of September 30, 2024. In the three months ended September 30, 2025, we purchased $0.7 billion of investments, which was primarily funded from security maturities and prepayments.

Index
AMERIPRISE FINANCIAL, INC.
•In ACC, assets include $8.8 billion of Available-for-Sale securities, $0.5 billion of cash and cash equivalents, and $0.1 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AAA and primarily consist of structured assets and government bonds, of which 40% were floating rate and approximately 20% were 6-month Treasury Bills or short-term Federal Home Loan Bank securities as of September 30, 2025. The duration of ACC investments was 1.4 years as of September 30, 2025 compared to 0.8 years as of September 30, 2024.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$1,886	$1,659	$227	14%
Distribution fees	642	614	28	5
Net investment income	485	554	(69)	(12)
Other revenues	79	78	1	1
Total revenues	3,092	2,905	187	6
Banking and deposit interest expense	102	163	(61)	(37)
Total net revenues	2,990	2,742	248	9
Expenses
Distribution expenses	1,656	1,488	168	11
Interest and debt expense	14	9	5	56
General and administrative expense	439	419	20	5
Total expenses	2,109	1,916	193	10
Adjusted operating earnings	$881	$826	$55	7%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $55 million, or 7%, for the three months ended September 30, 2025 compared to the prior year period. This reflected the benefit from market appreciation and increased advisor productivity through the cumulative impact of client net inflows, partially offset by lower interest revenue. Pretax adjusted operating margin was 29.5% for the three months ended September 30, 2025 compared to 30.1% for the prior year period.
Net Revenues
Management and financial advice fees increased $227 million, or 14%, for the three months ended September 30, 2025 compared to the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $76.5 billion, or 14%, compared to the prior year period primarily reflecting net inflows and market appreciation.
Net investment income, which excludes net realized investment gains or losses, decreased $69 million, or 12%, for the three months ended September 30, 2025 compared to the prior year period primarily due to lower average invested assets supporting certificates and the unfavorable impact of lower investment yields on the investment portfolios supporting the bank cash deposits and certificate products.
Banking and deposit interest expense decreased $61 million, or 37%, for the three months ended September 30, 2025 compared to the prior year period primarily reflecting lower balances and lower average crediting rates on certificates and lower average crediting rates on Ameriprise Bank cash deposits.
•The average certificate reserve balance for ACC was $9.4 billion for the three months ended September 30, 2025 compared to $12.2 billion for the prior year period with the average crediting rate of 3.48% for the three months ended September 30, 2025 compared to 4.36% for the prior year period.
•The daily average interest-bearing deposit balance for the Ameriprise Bank increased to $22.1 billion for the three months ended September 30, 2025 compared to $21.6 billion for the prior year period with the average interest rate paid on deposits decreasing to 0.30% for the three months ended September 30, 2025 from 0.46% for the prior year period, which included both cash sweep and savings products.
Expenses
Distribution expenses increased $168 million, or 11%, for the three months ended September 30, 2025 compared to the prior year period primarily reflecting higher advisor compensation from higher average wrap accounts, as well as investments in recruiting experienced advisors.

Index
AMERIPRISE FINANCIAL, INC.
General and administrative expense increased $20 million, or 5%, for the three months ended September 30, 2025 compared to the prior year period primarily reflecting higher volume related expenses and investments for business growth.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of September 30, 2025:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	65%	72%	76%	82%
Fixed Income	66%	87%	83%	91%
Asset Allocation	76%	81%	69%	95%

4- or 5-star Morningstar rated funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	104	74	75	84
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 89 Columbia funds rated (based on primary share class), 1 received a 5-star Overall Rating and 46 received a 4-star Overall Rating. Out of 134 Threadneedle funds rated (based on highest-rated share class), 11 received a 5-star Overall Rating and 46 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

The following table presents global managed assets by type:					Average (1)		Change
	As of September 30,		Change		Three Months Ended September 30,
	2025	2024			2025	2024
	(in billions)
Equity	$368.6	$353.8	$14.8	4%	$358.1	$347.5	$10.6	3%
Fixed income	234.7	243.5	(8.8)	(4)	232.0	235.8	(3.8)	(2)
Money market	21.5	21.7	(0.2)	(1)	21.9	22.2	(0.3)	(1)
Alternative	29.3	33.3	(4.0)	(12)	28.6	33.4	(4.8)	(14)
Hybrid and other	20.6	19.8	0.8	4	20.1	19.5	0.6	3
Total managed assets	$674.7	$672.1	$2.6	—%	$660.7	$658.4	$2.3	—%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended September 30,
	2025	2024
	(in billions)
Global Retail Funds
Beginning managed assets	$361.7	$347.5
Inflows	14.8	13.1
Outflows	(17.6)	(15.6)
Net VP/VIT fund flows	(1.7)	(1.7)
Net new flows	(4.5)	(4.2)
Reinvested dividends	1.7	1.5
Net flows	(2.8)	(2.7)
Distributions	(1.9)	(1.8)
Market appreciation (depreciation) and other	22.8	15.5
Foreign currency translation (1)	(1.5)	3.9
Total ending managed assets	378.3	362.4

Global Institutional
Beginning managed assets	292.5	294.4
Inflows (2)	9.1	8.2
Outflows (2)	(11.4)	(9.1)
Net flows	(2.3)	(0.9)
Market appreciation (depreciation) and other (3)	9.0	7.8
Foreign currency translation (1)	(2.8)	8.4
Total ending managed assets	296.4	309.7
Total managed assets	674.7	672.1
Total assets under advisement (4)	39.5	33.3
Total assets under management and advisement	$714.2	$705.4

Total assets under management net flows	$(5.1)	$(3.6)
Model delivery assets under advisement flows (5)	1.7	1.3
Total assets under management and advisement flows (5)	$(3.4)	$(2.3)

Legacy insurance partners net flows (6)	$(0.9)	$(0.9)
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
Total segment AUM increased $20.5 billion, or 3%, during the three months ended September 30, 2025 primarily due to market appreciation, partially offset by an unfavorable foreign exchange impact and net outflows. Net outflows were $3.4 billion for the three months ended September 30, 2025.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$775	$760	$15	2%
Distribution fees	98	98	—	—
Net investment income	26	17	9	53
Other revenues	7	7	—	—
Total revenues	906	882	24	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	906	882	24	3
Expenses
Distribution expenses	254	250	4	2
Amortization of deferred acquisition costs	2	2	—	—
Interest and debt expense	3	2	1	50
General and administrative expense	387	383	4	1
Total expenses	646	637	9	1
Adjusted operating earnings	$260	$245	$15	6%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $15 million, or 6%, for the three months ended September 30, 2025 compared to the prior year period primarily due to equity market appreciation and the positive impact from expense management actions, partially offset by the cumulative impact from net outflows.
Net Revenues
Management and financial advice fees increased $15 million, or 2%, for the three months ended September 30, 2025 compared to the prior year period primarily due to higher average equity markets, partially offset by the cumulative impact from net outflows.
Net investment income increased $9 million, or 53%, for the three months ended September 30, 2025 compared to the prior year period primarily related to income from a seed investment.

Index
AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$192	$196	$(4)	(2)%
Distribution fees	105	106	(1)	(1)
Net investment income	326	281	45	16
Premiums, policy and contract charges	479	388	91	23
Other revenues	—	2	(2)	NM
Total revenues	1,102	973	129	13
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,102	973	129	13
Expenses
Distribution expenses	134	131	3	2
Interest credited to fixed accounts	95	92	3	3
Benefits, claims, losses and settlement expenses	256	253	3	1
Remeasurement (gains) losses of future policy benefit reserves	(9)	(25)	16	64
Change in fair value of market risk benefits	257	257	—	—
Amortization of deferred acquisition costs	56	57	(1)	(2)
Interest and debt expense	11	11	—	—
General and administrative expense	85	79	6	8
Total expenses	885	855	30	4
Adjusted operating earnings	$217	$118	$99	84%
NM Not Meaningful - variance equal to or greater than 100%.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $99 million, or 84%, for the three months ended September 30, 2025 compared to prior year period primarily reflecting unlocking impacts, higher investment portfolio yields and market appreciation.
Variable annuity account balances increased 4% to $91.0 billion as of September 30, 2025 compared to the prior year period primarily due to market appreciation, partially offset by net outflows of $4.3 billion. Variable annuity sales increased 2% compared to the prior year period primarily reflecting a strong level of sales of SVAs. Account values with living benefit riders declined to 47% as of September 30, 2025 compared to 51% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, increased $45 million, or 16%, for the three months ended September 30, 2025 compared to the prior year period primarily due to higher SVA balances and higher investment portfolio yields from investment portfolio repositioning.
Premiums, policy and contract charges increased $91 million, or 23%, for the three months ended September 30, 2025 compared to the prior year period primarily due to model changes related to the cost of reinsurance associated with non-traditional insurance products, partially offset by lower sales of life contingent payout annuities.
Expenses
Remeasurement (gains) losses of future policy benefit reserves increased $16 million, or 64%, for the three months ended September 30, 2025 compared to the prior year period reflecting the less favorable impact of unlocking in the current period compared to the prior year period.

Index
AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2025	2024
	(in millions)
Revenues
Net investment income	$47	$53	$(6)	(11)%
Premiums, policy and contract charges	22	24	(2)	(8)
Other revenues	44	45	(1)	(2)
Total revenues	113	122	(9)	(7)
Banking and deposit interest expense	9	7	2	29
Total net revenues	104	115	(11)	(10)
Expenses
Distribution expenses	(2)	(3)	1	33
Interest credited to fixed accounts	51	55	(4)	(7)
Benefits, claims, losses and settlement expenses	53	56	(3)	(5)
Remeasurement (gains) losses of future policy benefit reserves	31	3	28	NM
Amortization of deferred acquisition costs	2	—	2	—
Interest and debt expense	27	32	(5)	(16)
General and administrative expense	58	115	(57)	(50)
Total expenses	220	258	(38)	(15)
Adjusted operating loss	$(116)	$(143)	$27	19%
NM Not Meaningful - variance equal to or greater than 100%.
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $27 million, 19%, for the three months ended September 30, 2025 compared to the prior year period, reflecting improved general and administrative expenses, partially offset by an unfavorable unlocking impact.
LTC insurance had pretax adjusted operating loss of $22 million for the three months ended September 30, 2025 compared to pretax adjusted operating earnings of $9 million for the prior year period primarily reflecting a net unfavorable unlocking impact from updating morbidity and mortality assumptions.
The FA business had a pretax adjusted operating loss of $7 million for the three months ended September 30, 2025 compared to a pretax adjusted operating loss of $7 million for the prior year period. Fixed deferred annuity account balances declined 8% to $5.3 billion as of September 30, 2025 compared to the prior year period as policies continue to lapse.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, integration and restructuring charges, and the impact of consolidating CIEs, decreased $6 million, or 11%, for the three months ended September 30, 2025 compared to the prior year period primarily reflecting lower investment portfolio yields.
Expenses
Remeasurement (gains) losses of future policy benefit reserves increased $28 million for the three months ended September 30, 2025 compared to the prior year period primarily reflecting the net unfavorable unlocking changes in LTC morbidity and mortality assumptions.
General and administrative expense decreased $57 million, or 50%, for the three months ended September 30, 2025 compared to the prior year period primarily reflecting lower severance expenses and favorable mark-to-market impacts on share-based compensation in the current period compared to an unfavorable impact in the prior year period, as well as expenses to accelerate our transition to cloud-based technology in the prior year period.

Index
AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$8,013	$7,428	$585	8%
Distribution fees	1,563	1,524	39	3
Net investment income	2,679	2,756	(77)	(3)
Premiums, policy and contract charges	1,214	1,180	34	3
Other revenues	395	389	6	2
Total revenues	13,864	13,277	587	4
Banking and deposit interest expense	344	514	(170)	(33)
Total net revenues	13,520	12,763	757	6
Expenses
Distribution expenses	4,922	4,408	514	12
Interest credited to fixed accounts	366	435	(69)	(16)
Benefits, claims, losses and settlement expenses	981	1,056	(75)	(7)
Remeasurement (gains) losses of future policy benefit reserves	9	(34)	43	NM
Change in fair value of market risk benefits	789	658	131	20
Amortization of deferred acquisition costs	181	181	—	—
Interest and debt expense	246	252	(6)	(2)
General and administrative expense	2,814	2,892	(78)	(3)
Total expenses	10,308	9,848	460	5
Pretax income	3,212	2,915	297	10
Income tax provision	657	585	72	12
Net income	$2,555	$2,330	$225	10%
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income increased $297 million, or 10%, for the nine months ended September 30, 2025 compared to the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The favorable impact from the cumulative impact of wrap net inflows.
•A favorable impact from higher average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, increased 13% in the nine months ended September 30, 2025 compared to the prior year period.
•The favorable impact of unlocking was $22 million for the nine months ended September 30, 2025 compared to an unfavorable impact of $77 million for the prior year period.
•An unfavorable impact from the cumulative impact of Asset Management net outflows.
See our Consolidated Results of Operations for the three months ended September 30, 2025 and 2024 for a table and discussion of total pretax impacts on our revenues and expenses attributable to unlocking.
Net Revenues
Management and financial advice fees increased $585 million, or 8%, for the nine months ended September 30, 2025 compared to the prior year period reflecting market appreciation and continued wrap account net inflows, partially offset by the cumulative impact of Asset Management net outflows.
Net investment income decreased $77 million, or 3%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting lower average invested assets supporting certificates and the unfavorable impact of declining investment portfolio yields, partially offset by the favorable impact of growth in Ameriprise Bank customer deposits and SVA products.
Premiums, policy and contract charges increased $34 million, or 3%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to model changes related to the cost of reinsurance associated with non-traditional insurance products, partially offset by lower sales of life contingent payout annuities.

Index
AMERIPRISE FINANCIAL, INC.
Banking and deposit interest expense decreased $170 million, or 33%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting lower balances and lower average crediting rates on certificates and lower average crediting rates on Ameriprise Bank cash deposits.
Expenses
Distribution expenses increased $514 million, or 12%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting higher advisor compensation from higher average wrap account assets, as well as continued investments in recruiting experienced advisors.
Interest credited to fixed accounts decreased $69 million, or 16%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting the following items:
•A $57 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $80 million for the nine months ended September 30, 2025 compared to a benefit of $23 million for the prior year period. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected more discounting due to higher forward rates.
•A $6 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $11 million for the nine months ended September 30, 2025 compared to an unfavorable impact of $17 million for the prior year period.
Benefits, claims, losses and settlement expenses decreased $75 million, or 7%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting a $46 million decrease in expense from market impacts on SVA embedded derivative, net of hedging activity. This decrease was primarily the result of a favorable $137 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $91 million change in the market impact on SVA embedded derivative. This decrease also reflects the impact of lower sales of life contingent payout annuities, partially offset by the impact of increased volume in SVAs.
Remeasurement (gains) losses of future policy benefit reserves increased $43 million for the nine months ended September 30, 2025 compared to the prior year period reflecting the unfavorable impact of unlocking in the current period compared to a favorable impact of unlocking for the prior year period.
Change in fair value of market risk benefits increased $131 million, or 20%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting the following items:
•A $106 million increase in expense from market impacts on variable annuity guaranteed benefits, net of hedges. This increase was the result of an unfavorable $550 million change in the market impact on variable annuity guaranteed benefits reserves and a favorable $444 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for the nine months ended September 30, 2025 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a larger expense for the nine months ended September 30, 2025 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2025 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the nine months ended September 30, 2025 compared to the prior year period.
General and administrative expense decreased $78 million, or 3%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting ongoing benefits from our initiatives to enhance operational efficiency and effectiveness, lower severance expenses, partially offset by higher volume related expenses and investments for business growth.
Income Taxes
Our effective tax rate was 20.4% for the nine months ended September 30, 2025 compared to 20.0% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.

Index
AMERIPRISE FINANCIAL, INC.
Results of Operations by Segment for the Nine Months Ended September 30, 2025 and 2024
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Advice & Wealth Management
Net revenues	$8,579	$7,946
Expenses	6,094	5,536
Adjusted operating earnings	$2,485	$2,410
Asset Management
Net revenues	$2,582	$2,585
Expenses	1,859	1,916
Adjusted operating earnings	$723	$669
Retirement & Protection Solutions
Net revenues	$2,964	$2,813
Expenses	2,318	2,300
Adjusted operating earnings	$646	$513
Corporate & Other
Net revenues	$324	$347
Expenses	636	698
Adjusted operating loss	$(312)	$(351)
See our Results of Operations by Segment for the three months ended September 30, 2025 and 2024 for a table of segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2025	2024
	(in billions)
Beginning balance	$573.9	$488.2
Net flows	18.9	22.0
Market appreciation (depreciation) and other	57.5	58.9
Ending balance	$650.3	$569.1

Advisory wrap account assets ending balance (1)	$644.4	$563.4
Average advisory wrap account assets (2)	$590.5	$515.1
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average advisory wrap account assets are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the nine months ended September 30, 2025 and 2024, which is reflective of our billing cycle.
Ending wrap account assets increased $76.4 billion, or 13%, to $650.3 billion during the nine months ended September 30, 2025 due to market appreciation and other of $57.5 billion and net inflows of $18.9 billion. Average advisory wrap account assets increased $75.4 billion, or 15%, compared to the prior year period reflecting market appreciation and net inflows.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$5,342	$4,739	$603	13%
Distribution fees	1,858	1,820	38	2
Net investment income	1,481	1,674	(193)	(12)
Other revenues	242	227	15	7
Total revenues	8,923	8,460	463	5
Banking and deposit interest expense	344	514	(170)	(33)
Total net revenues	8,579	7,946	633	8
Expenses
Distribution expenses	4,756	4,260	496	12
Interest and debt expense	40	28	12	43
General and administrative expense	1,298	1,248	50	4
Total expenses	6,094	5,536	558	10
Adjusted operating earnings	$2,485	$2,410	$75	3%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $75 million, or 3%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting market appreciation and increased advisor productivity through the cumulative impact of client net inflows, partially offset by lower investment income. Pretax adjusted operating margin was 29.0% for the nine months ended September 30, 2025 compared to 30.3% for the prior year period.
Net Revenues
Management and financial advice fees increased $603 million, or 13%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to higher average wrap account assets. Average advisory wrap account assets increased $75.4 billion, or 15%, compared to the prior year period reflecting market appreciation and net inflows.
Net investment income, which excludes net realized investment gains or losses, decreased $193 million, or 12%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to lower average invested assets supporting certificates and the unfavorable impact of lower investment yields on the investment portfolios supporting the bank cash deposits and certificate products.
Banking and deposit interest expense decreased $170 million, or 33%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting lower balances and lower average crediting rates on certificates and lower average crediting rates on Ameriprise Bank cash deposits.
•The average certificate reserve balance for ACC was $10.2 billion for the nine months ended September 30, 2025 compared to $12.8 billion for the prior year period with the average crediting rate of 3.73% for the nine months ended September 30, 2025 compared to 4.51% for the prior year period.
•The daily average interest-bearing deposit balance for the Ameriprise Bank increased to $22.2 billion for the nine months ended September 30, 2025 compared to $21.4 billion for the prior year period with the average interest rate paid on deposits decreasing to 0.30% for the nine months ended September 30, 2025 from 0.44% for the prior year period, which included both cash sweep and savings products.
Expenses
Distribution expenses increased $496 million, or 12%, for the nine months ended September 30, 2025 compared to the prior year period reflecting higher advisor compensation from higher average wrap account assets, as well as continued investments in recruiting experienced advisors.
General and administrative expense increased $50 million, or 4%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to higher volume related expenses and investments for business growth.

Index
AMERIPRISE FINANCIAL, INC.
Asset Management

The following table presents global managed assets by type:					Average (1)		Change
	As of September 30,		Change		Nine Months Ended September 30,
	2025	2024			2025	2024
	(in billions)
Equity	$368.6	$353.8	$14.8	4%	$345.4	$337.5	$7.9	2%
Fixed income	234.7	243.5	(8.8)	(4)	231.5	233.7	(2.2)	(1)
Money market	21.5	21.7	(0.2)	(1)	21.0	22.5	(1.5)	(7)
Alternative	29.3	33.3	(4.0)	(12)	29.1	33.2	(4.1)	(12)
Hybrid and other	20.6	19.8	0.8	4	19.6	18.9	0.7	4
Total managed assets	$674.7	$672.1	$2.6	—%	$646.6	$645.8	$0.8	—%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Nine Months Ended September 30,
	2025	2024
	(in billions)
Global Retail Funds
Beginning managed assets	$352.7	$334.9
Inflows	43.5	39.7
Outflows	(55.8)	(50.6)
Net VP/VIT fund flows	(4.9)	(4.9)
Net new flows	(17.2)	(15.8)
Reinvested dividends	4.9	4.3
Net flows	(12.3)	(11.5)
Distributions	(5.4)	(5.1)
Market appreciation (depreciation) and other	38.3	40.8
Foreign currency translation (1)	5.0	3.3
Total ending managed assets	378.3	362.4

Global Institutional
Beginning managed assets	292.2	302.0
Inflows (2)	28.8	27.8
Outflows (2)	(49.0)	(37.6)
Net flows	(20.2)	(9.8)
Market appreciation (depreciation) and other (3)	14.7	10.5
Foreign currency translation (1)	9.7	7.0
Total ending managed assets	296.4	309.7
Total managed assets	674.7	672.1
Total assets under advisement (4)	39.5	33.3
Total assets under management and advisement	$714.2	$705.4

Total assets under management net flows	$(32.5)	$(21.3)
Model delivery assets under advisement flows (5)	2.1	2.4
Total assets under management and advisement flows (5)	$(30.4)	$(18.9)

Legacy insurance partners net flows (6)	$(2.7)	$(10.8)
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
Total segment AUM increased $29.8 billion, or 5%, during the nine months ended September 30, 2025 primarily due to equity market appreciation and a favorable foreign exchange impact, partially offset by net outflows. Total AUM net outflows were $32.5 billion for the nine months ended September 30, 2025 and included a large institutional client repositioning into passive strategies and $3.9 billion of outflows from our U.S. real estate business. Model delivery assets under advisement net inflows were $2.1 billion for the nine months ended September 30, 2025 compared to $2.4 billion for the prior year period.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$2,236	$2,240	$(4)	—%
Distribution fees	283	289	(6)	(2)
Net investment income	45	40	5	13
Other revenues	18	16	2	13
Total revenues	2,582	2,585	(3)	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,582	2,585	(3)	—
Expenses
Distribution expenses	740	736	4	1
Amortization of deferred acquisition costs	5	5	—	—
Interest and debt expense	9	5	4	80
General and administrative expense	1,105	1,170	(65)	(6)
Total expenses	1,859	1,916	(57)	(3)
Adjusted operating earnings	$723	$669	$54	8%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $54 million, or 8%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to equity market appreciation and the positive impact from expense management actions, partially offset by the cumulative impact from net outflows.
Net Revenues
Management and financial advice fees decreased $4 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to the cumulative impact from net outflows and higher performance fees in the prior year period, partially offset by equity market appreciation.
Expenses
General and administrative expense decreased $65 million, or 6%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting the benefits from our initiatives to enhance operational efficiency and effectiveness along with higher performance fee related compensation in the prior year period.

Index
AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$560	$574	$(14)	(2)%
Distribution fees	308	314	(6)	(2)
Net investment income	931	790	141	18
Premiums, policy and contract charges	1,162	1,129	33	3
Other revenues	3	6	(3)	(50)
Total revenues	2,964	2,813	151	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,964	2,813	151	5
Expenses
Distribution expenses	383	384	(1)	—
Interest credited to fixed accounts	280	276	4	1
Benefits, claims, losses and settlement expenses	676	703	(27)	(4)
Remeasurement (gains) losses of future policy benefit reserves	(19)	(32)	13	41
Change in fair value of market risk benefits	553	528	25	5
Amortization of deferred acquisition costs	171	171	—	—
Interest and debt expense	30	35	(5)	(14)
General and administrative expense	244	235	9	4
Total expenses	2,318	2,300	18	1
Adjusted operating earnings	$646	$513	$133	26%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $133 million, or 26%, for the nine months ended September 30, 2025 compared to the prior year period, primarily reflecting unlocking impacts, higher investment portfolio yields, and market appreciation.
Net Revenues
Management and financial advice fees decreased $14 million, or 2%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to the impact from variable annuity net outflows, partially offset by market appreciation.
Net investment income, which excludes net realized investment gains or losses, increased $141 million, or 18%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to increased SVA balances and higher investment portfolio yields from investment portfolio repositioning.
Premiums, policy and contract charges increased $33 million, or 3%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to model changes related to the cost of reinsurance associated with non-traditional insurance products, partially offset by lower sales of life contingent payout annuities.
Expenses
Benefits, claims, losses and settlement expenses, which exclude the market impact on SVA indexed account embedded derivative (net of hedges) and mean reversion related impacts, decreased $27 million, or 4%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting the impact of lower sales of life contingent payout annuities and favorable life claims, partially offset by increased volume in SVAs.
Remeasurement (gains) losses of future policy benefit reserves increased $13 million, or 41%, for the nine months ended September 30, 2025 compared to the prior year period reflecting the less favorable impact of unlocking in the current period compared to the prior year period.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), increased $25 million, or 5%, for the nine months ended September 30, 2025 compared to the prior year period reflecting market appreciation on contractual fees, partially offset by the impacts of unlocking.

Index
AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2025	2024
	(in millions)
Revenues
Net investment income	$150	$158	$(8)	(5)%
Premiums, policy and contract charges	67	70	(3)	(4)
Other revenues	132	141	(9)	(6)
Total revenues	349	369	(20)	(5)
Banking and deposit interest expense	25	22	3	14
Total net revenues	324	347	(23)	(7)
Expenses
Distribution expenses	(7)	(7)	—	—
Interest credited to fixed accounts	153	164	(11)	(7)
Benefits, claims, losses and settlement expenses	162	166	(4)	(2)
Remeasurement (gains) losses of future policy benefit reserves	28	(2)	30	NM
Amortization of deferred acquisition costs	5	5	—	—
Interest and debt expense	81	83	(2)	(2)
General and administrative expense	214	289	(75)	(26)
Total expenses	636	698	(62)	(9)
Adjusted operating loss	$(312)	$(351)	$39	11%
NM Not Meaningful - variance equal to or greater than 100%.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $39 million, or 11%, for the nine months ended September 30, 2025 compared to the prior year period.
LTC insurance had a pretax adjusted operating loss of $1 million for the nine months ended September 30, 2025 compared to pretax adjusted operating earnings of $37 million for the prior year period primarily reflecting the impact of unlocking and lower investment portfolio yields.
The FA business had a pretax adjusted operating loss of $21 million for the nine months ended September 30, 2025 compared to a pretax adjusted operating loss of $21 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $8 million, or 5%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting lower investment portfolio yields, partially offset by a benefit in our affordable housing partnerships.
Other revenues decreased $9 million, or 6%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Expenses
Remeasurement (gains) losses of future policy benefit reserves increased $30 million for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting the net unfavorable unlocking changes in LTC morbidity and mortality assumptions.
General and administrative expense, which excludes integration and restructuring charges, decreased $75 million, or 26%, for the nine months ended September 30, 2025 compared to the prior year period primarily reflecting lower severance expenses associated with our initiatives to enhance operational efficiency and unfavorable mark-to-market impacts on share-based compensation in the prior year period.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of September 30, 2025. As our estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $467 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2025 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, we had $9.6 billion and $8.1 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
As of September 30, 2025 and December 31, 2024, the parent company had $1.3 billion and $856 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage backed securities. Additional sources of liquidity at the parent company include a line of credit with an affiliate up to $750 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in November 2029. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of September 30, 2025 was $2.5 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.3 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2025, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remained in compliance with all such covenants at September 30, 2025.
In addition, we have access to collateralized borrowings, which may include repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of September 30, 2025 and December 31, 2024, we had $11.7 billion and $8.5 billion, respectively, of estimated borrowing capacity under the FHLB facilities, of which $201 million was outstanding as of both September 30, 2025 and December 31, 2024, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities. In addition, Ameriprise Bank maintains access to borrowings from the Federal Reserve which are collateralized with residential mortgage backed securities, commercial mortgage backed securities and corporate debt securities. As of September 30, 2025 and December 31, 2024, we estimated $9.3 billion and $11.9 billion, respectively, of borrowing capacity from the Federal Reserve in addition to the FHLB capacity and there were no outstanding obligations.
There have been no material changes to our contractual obligations disclosed in our 2024 10-K.
On February 28, 2025, we issued $750 million of 5.2% unsecured senior notes due April 15, 2035. On April 2, 2025, we repaid $500 million principal amount of our 3.0% senior notes at maturity. See Note 11 to our Consolidated Financial Statements for further information about our long-term debt maturities.

Index
AMERIPRISE FINANCIAL, INC.
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
We are an applicable corporation required to compute the corporate alternative minimum tax (“CAMT”); however, as of September 30, 2025, based on current estimates, we do not expect to be liable for CAMT in 2025. This estimate is based on interpretations and assumptions of available guidance, including proposed regulations and notices, that we have made regarding the CAMT provisions of the Inflation Reduction Act of 2022.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. As of September 30, 2025, we have not recorded any Pillar Two tax liabilities. As of December 31, 2024, the tax impact was not material to the consolidated financial statements. We continue to monitor the adoption and implementation of these rules and evaluate the potential impact on our consolidated financial statements.
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
ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the SEC and the MN DOC. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets.
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

Index
AMERIPRISE FINANCIAL, INC.
Threshold Requirement (“OFTR”) and is determined by the group through its ongoing Internal Capital Adequacy and Risk Assessment (“ICARA”) process.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in millions)
RiverSource Life (1)	$2,670	$2,700	N/A	$489
RiverSource Life of NY (1)	205	219	N/A	38
ACC (3)(4)	510	644	$476	596
TAM UK International Holdings Ltd. (5)	456	692	301	265
Ameriprise Bank (6)	1,872	1,763	1,209	1,199
AFS (2)(3)	168	113	#	#
Ameriprise Captive Insurance Company (2)	52	36	12	13
Ameriprise Trust Company (2)	82	74	58	51
AEIS (2)(3)	164	141	34	30
RiverSource Distributors, Inc. (2)(3)	14	13	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	29	19	#	#
N/A Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2025 and December 31, 2024.
(3) Actual capital is determined on an adjusted GAAP basis.
(4) ACC is required to hold capital in compliance with the MN DOC and SEC capital requirements.
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
During the nine months ended September 30, 2025, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.9 billion (including $450 million from Ameriprise Bank, $500 million from RiverSource Life and $1.3 billion from AMPF Holding, LLC) and contributed cash to its subsidiaries of $230 million. During the nine months ended September 30, 2024, the parent holding company received cash dividends or a return of capital from its subsidiaries of $3.2 billion (including $525 million from Ameriprise Bank, $600 million from RiverSource Life and $1.2 billion from AMPF Holding, LLC) and contributed cash to its subsidiaries of $95 million.
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

Index
AMERIPRISE FINANCIAL, INC.
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $461 million and $444 million for the nine months ended September 30, 2025 and 2024, respectively. On October 30, 2025, we announced a quarterly dividend of $1.60 per common share. The dividend will be paid on November 24, 2025 to our shareholders of record at the close of business on November 10, 2025.
On July 24, 2023, our Board of Directors authorized $3.5 billion for the repurchase of our common stock through September 30, 2025, which was exhausted during the second quarter of 2025. On April 22, 2025, our Board of Directors authorized $4.5 billion for the repurchase of our common stock through June 30, 2027. As of September 30, 2025, we had $3.5 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing excess capital, future free cash flow generation and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2025, we repurchased a total of 3.7 million shares of our common stock at an average price of $512.03 per share.
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
Operating Activities
Net cash provided by operating activities decreased $558 million to $5.7 billion for the nine months ended September 30, 2025 compared to $6.2 billion for the prior year period primarily reflecting higher income taxes paid and net cash outflows related to brokerage deposits.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and is significantly affected by the net flows of our face amount certificates and bank deposit activity.
Net cash provided by investing activities decreased $167 million to $65 million for the nine months ended September 30, 2025 compared to $232 million for the prior year period driven by a $273 million increase in purchases of investments by CIEs and a $141 million increase in fundings of mortgage loans partially offset by net cash inflows of $317 million related to maturities, sales and purchases of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities increased $579 million to $4.3 billion for the nine months ended September 30, 2025 compared to $3.7 billion for the prior year period. The increase in net cash used in financing activities primarily reflects a $790 million increase in net cash outflows from investing certificates partially offset by net cash inflows of $240 million related to issuance and repayment of long term debt during the current year period.
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

Index
AMERIPRISE FINANCIAL, INC.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2025:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(377)	$2	$(375)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(839)	707	(132)
Indexing feature for structured variable annuities	1,231	(1,260)	(29)
Total variable annuity and structured variable annuity benefits	392	(553)	(161)
IUL insurance	57	(69)	(12)
Total	$72	$(620)	$(548)	(2)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(66)	$—	$(66)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,024	(781)	243
Indexing feature for structured variable annuities	(23)	186	163
Total variable annuity and structured variable annuity benefits	1,001	(595)	406
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	30	—	30
Banking deposits	48	—	48
Brokerage client cash balances	39	—	39
Certificates	(7)	—	(7)
IUL insurance	19	2	21
Total	$1,064	$(593)	$471
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(375) million as of September 30, 2025.

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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $45.7 billion in Policyholder account balances, future policy benefits and claims as of September 30, 2025, $15.4 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2027 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.9 billion and 4.4%, respectively, as of September 30, 2025. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $26.7 billion and had a weighted average yield of 4.7% as of September 30, 2025. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2025 was approximately 5.1%.
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
See Note 8 to our Consolidated Financial Statements for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2025 and December 31, 2024 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.

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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2025.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2025:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2025
Share repurchase program (1)	283,264	$534.38	283,264	$4,046,110,050
Employee transactions (2)	28,839	$534.10	N/A	N/A

August 1 to August 31, 2025
Share repurchase program (1)	547,479	$513.93	547,479	$3,764,742,690
Employee transactions (2)	23,257	$507.21	N/A	N/A

September 1 to September 30, 2025
Share repurchase program (1)	507,042	$500.43	507,042	$3,511,002,618
Employee transactions (2)	2,811	$498.06	N/A	N/A

Totals
Share repurchase program (1)	1,337,785	$513.14	1,337,785
Employee transactions (2)	54,907	$520.86	N/A
	1,392,692		1,337,785
N/A  Not applicable.
(1) On July 24, 2023, our Board of Directors authorized $3.5 billion for the repurchase of our common stock through September 30, 2025, which was exhausted during the second quarter of 2025. On April 22, 2025, our Board of Directors authorized $4.5 billion for the repurchase of our common stock through June 30, 2027. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Balance Sheets at September 30, 2025 and December 31, 2024; (iv) Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

Index
AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	October 31, 2025	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2025	By:	/s/ Dawn M. Brockman
Dawn M. Brockman
Senior Vice President and Controller
(Principal Accounting Officer)