Form 10-K
period 2025-12-31
AMERIPRISE FINANCIAL INC
filed 2026-02-19
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The aggregate market value, as of June 30, 2025, of voting shares held by non-affiliates of the registrant was approximately $50.3 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 6, 2026
Common Stock (par value $.01 per share)	91,178,997 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 29, 2026 (“Proxy Statement”).

Index
Ameriprise Financial, Inc.
FORM 10-K

Index
Ameriprise Financial, Inc.
PART I.
Item 1. Business
Overview
Ameriprise Financial, Inc. is a diversified financial services company with a more than 130-year history of providing solutions to help clients confidently achieve their financial objectives. Ameriprise Financial, Inc. is a holding company incorporated in Delaware that primarily engages in business through its subsidiaries. Accordingly, references to “Ameriprise,” “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
We are a long-standing leader in financial planning and advice offering a broad range of products and services designed to assist individual and institutional clients achieve their financial objectives. Our strategy is centered on helping clients confidently achieve their goals by providing holistic advice and by managing and protecting their assets and income. We carry out our strategy through two primary go-to-market approaches: Wealth Management and Asset Management.
Wealth Management
Our wealth management business is the primary growth engine of Ameriprise with a significant market opportunity. We are in a compelling position to capitalize on significant long-term demographic and market trends driving increased demand for financial advice and solutions. In the United States (“U.S.”), the ongoing transition of baby boomers into retirement, as well as younger generations currently building their wealth and planning for retirement, continues to drive demand for financial advice and solutions. Our primary target market is households with $500,000 to $5,000,000 in investable assets. We are also well-suited to serve those outside this asset range as we also offer products and services designed for higher-net worth households.
We are an industry-leading wealth manager with a differentiated advice value proposition. Our network of more than 10,000 financial advisors (our “advisors”) is the primary channel through which we carry out our wealth management activities. Our capabilities are centered on establishing long-term personal relationships between clients and advisors. Through our branded affiliated advisors, we offer financial planning and advice, cash management and banking products, and full-service brokerage services, primarily to retail clients.
Our advisor force is among the largest branded advisor platforms in the industry and is central to how we serve our clients. We support our advisors with an integrated technology platform, training, leadership and marketing programs to assist them in serving clients and growing their practices. Our nationally recognized brand, combined with these programs and other support, creates a compelling value proposition for financial advisors relative to the broader financial services industry. This is evidenced by our strong advisor retention and satisfaction and our ability to attract and retain experienced and productive advisors. We continuously invest in, develop, and refine capabilities and tools designed to maximize advisor productivity and client satisfaction.
We design products and services as solutions for clients’ cash and liquidity, asset accumulation, retirement, protection, income generation and disbursement and estate and wealth transfer needs. The financial solutions we offer through our advisors include our own products and services as well as other providers’ products. We distribute our life and disability income insurance, as well as annuity products, through our advisor channel under the RiverSource® brand.
Asset Management
Our global asset management business, represented by Columbia Threadneedle Investments® as a key brand, offers a broad spectrum of capabilities to individual, institutional and high net worth investors. Columbia Threadneedle® investment products are primarily offered through third parties, though we also provide our asset management products through our advisor network, direct retail and through our institutional sales force. Our underlying asset management philosophy is rooted in delivering consistently strong, competitive investment performance.
We are positioned to grow our assets under management and advisement and are pursuing opportunities to leverage the collective capabilities of our global asset management business in order to enhance our investment solutions and to develop new solutions that are responsive to client demand in an increasingly complex and competitive marketplace. We benefit from key strategic relationships we have established, and we have strong retail, institutional and alternative capabilities. We have expanded beyond our traditional strengths in the U.S. and the United Kingdom (“U.K.”) to serve more clients and gather assets worldwide.
History and Development
Our company has provided solutions to help clients confidently achieve their financial objectives for more than 130 years. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers. In 1983, our company was formed as a Delaware corporation in connection with American Express’ acquisition of IDS Financial Services from Alleghany Corporation. We changed our name to “American Express Financial Corporation” (“AEFC”) and began marketing our

Index
Ameriprise Financial, Inc.
products and services under the American Express brand in 1994. In 2005, AEFC spun off from American Express to form Ameriprise Financial, Inc.
We have grown both organically through the products and services we provide, as well as inorganically through strategic acquisitions. This has allowed us to significantly enhance the scale, performance, and product offerings of our brokerage, financial planning, managed accounts, retail mutual fund and institutional asset management businesses to best serve clients. Our acquisitions have included, among others, Threadneedle Asset Management Holdings, H&R Block Financial Advisors, Inc., J. & W. Seligman & Co. Incorporated, Columbia Management, Investment Professionals, Inc., and, most recently, BMO Financial Group’s European-based asset management business. Beyond traditional acquisitions, we pursue other strategies to grow our wealth management business such as experienced advisor recruiting, practice acquisitions, advisor loans, and partnerships with banks and credit unions.
Over the years, we have also sought to optimize the organizational structure in which we offer certain banking products. In May 2019, we converted Ameriprise National Trust Bank to Ameriprise Bank, FSB (“Ameriprise Bank”) to expand the products and services we provide directly to our clients. At that time, Ameriprise Financial became a savings and loan holding company subject to regulation, supervision and examination by the Board of Governors for the Federal Reserve System (“FRB”), and Ameriprise Financial elected to be classified as a financial holding company subject to applicable regulation under the Bank Holding Company Act of 1956, as amended.
Our Business Mix and Integrated Model
The financial results from the businesses underlying our go-to-market approaches are reflected in our operating segments:
•Advice & Wealth Management;
•Asset Management;
•Retirement & Protection Solutions; and
•Corporate & Other.

As a diversified financial services firm, we believe our ability to gather and retain assets is best measured by our aggregate assets under management, administration and advisement metric. As of December 31, 2025, we had $1.7 trillion in assets under management, administration, and advisement, compared to $1.5 trillion as of December 31, 2024. For a more detailed discussion of assets under management, administration, and advisement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

Index
Ameriprise Financial, Inc.
We continue to execute on our strategy to grow our Advice & Wealth Management business with complementary Asset Management and Retirement & Protection Solutions businesses. Our integrated model leverages key business linkages to drive growth and consistency across market cycles. The following chart shows our current business mix represented by the contributions of each segment to our pretax adjusted operating earnings (excluding Corporate & Other segment) as well as a historical comparison.
Our Principal Brands
Our diversified products and services are offered through these primary brands:

We use the Ameriprise Financial® brand as our enterprise brand, as well as the name of our advisor network and certain of our retail products and services.

Our global Columbia Threadneedle® and Columbia Threadneedle Investments® brands represent the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (including its subsidiaries, “Columbia Management”), other U.S.-based entities and Threadneedle. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through Columbia Threadneedle Investments UK International Limited, TAM UK International Holdings Limited and Ameriprise Asset Management Holdings Singapore (Pte.) Ltd. and their respective subsidiaries (collectively, “Threadneedle”).

Through our “RiverSource Life companies” or “RiverSource”, which is the combination of RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”, we make available annuity, insurance and disability income products.

Our Segments - Advice & Wealth Management
We provide financial planning and advice, as well as full-service brokerage services, to more than 3.5 million retail clients through our financial advisors. These services are centered on long-term, personal relationships between our advisors and our clients and focus on helping clients confidently achieve their financial goals. Our financial advisors provide a distinctive, holistic approach to financial planning and have access to a broad selection of both our and other providers’ products to help clients meet their financial needs and goals. Banking, lending, and cash management solutions help clients establish financial flexibility while planning for both short- and

Index
Ameriprise Financial, Inc.
long-term needs. As part of our goal-based approach to financial advice, our advisors help clients actively manage investing, saving and spending so they have a more complete financial picture.
A significant portion of revenues in this segment are fee-based and driven by the level of client assets, which is impacted by both market movements and net flows. We also earn revenue and income through other sources, including the following:
•We earn net investment income on owned assets from Ameriprise Certificate Company (“ACC”) and Ameriprise Bank, both wholly owned subsidiaries of Ameriprise.
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
Our Financial Advisor Platform
With more than 10,000 advisors, Ameriprise is one of the top branded advisor platforms in the U.S. market. We offer a choice in how advisors can affiliate with us to grow their practices through one of our four advisor channels that provide advisors with different levels of support and compensation in delivering the Ameriprise client experience.
•The Ameriprise Franchise Group is our largest channel and advisors affiliate with us as independent franchisees of Ameriprise.
•The Ameriprise Advisor Group provides advisors with the benefits and support of an employment relationship.
•The Ameriprise Personal Wealth Group employs advisors who deliver personalized advice to clients through a centralized team-based model virtually.
•The Ameriprise Financial Institutions Group supports advisors based in third-party regional banks and credit unions.
We offer the following products and services through our Advice & Wealth Management segment:
•Financial planning and advice services to provide personalized financial planning and financial solutions for which we charge fees and may receive sales commissions for selling products that aid in our clients’ plans.
•Discretionary and non-discretionary investment advisory accounts (also known as managed accounts) for which we receive fees based on the assets held in that account, as well as related fees or costs associated with the underlying securities held in that account.
•Brokerage products and services for retail and institutional clients.
•Cash management and banking products, including brokerage sweep programs, cash management accounts, savings accounts, residential mortgage loans, credit cards, margin loans, and pledged asset lines of credit.
•Face-amount certificates through ACC.
•Mutual fund offerings from our Columbia funds as well as approximately 130 unaffiliated mutual fund families, representing approximately 2,125 mutual funds on our brokerage platform for which mutual fund families and other companies generally pay us a portion of the revenue generated from sales of those funds, administrative fees, and fees from the ongoing management attributable to our clients’ ownership in the fund.
•Exchange traded funds (“ETFs”), closed-end funds and model offerings from our Columbia funds.
•Insurance and annuities products from both RiverSource Life companies as well as third parties, and we receive a portion of the revenue generated from the sale of unaffiliated products and certain administrative fees.
Our Segments - Asset Management
Through Columbia Threadneedle, we provide investment management, advice and products to retail, high net worth and institutional clients on a global scale.
Revenues in the Asset Management segment are primarily earned based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain strategies where investment performance meets or exceeds certain pre-identified targets. As of December 31, 2025, our Asset Management segment had $721 billion in managed and advised assets.
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

Index
Ameriprise Financial, Inc.
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
Investment Management Capabilities and Products
Our investment management business has a presence in 16 key markets globally, including France, Germany, Luxembourg, the Netherlands, Singapore, the U.K. and the U.S.
Our investment management capabilities and products span a broad range of asset classes and investment styles to meet a variety of client needs with our $721 billion in assets under management and advisement diversified across geographies, strategies and clients as depicted in the graphic below.
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
•Non-U.S. retail focused funds through Columbia Threadneedle, which include different risk-return options across regions, markets, asset classes and product structures, including ETFs, retail funds that are similar to U.S. mutual funds (such as Undertakings for the Collective Investment in Transferable Securities (“UCITS”) funds organized as Luxembourg-based investment companies with variable capital (“SICAVs”) and Irish and U.K. open-end investment companies (“OEICs” and “ICVCs”)). In addition, this also includes a range of listed Investment Trusts.
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
•Other separately managed accounts, including those offered through models that represent assets under advisement, for which we earn asset management fees based on model delivery assets under advisement.
•Management of owned assets such as assets held in the general account of our RiverSource Life companies, ACC and Ameriprise Bank.
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
•Collective investment trust funds and separately managed accounts sponsored by Ameriprise Trust Company (“ATC”), a wholly owned subsidiary, and offered to certain qualified institutional clients such as retirement, pension, and profit-sharing plans for which we receive management fees.
•Sub-advised accounts for certain U.S. and non-U.S. funds, private banking individually managed accounts, common trust funds, and other portfolios sponsored or advised by other firms for which we earn management fees and performance-based fees.

Index
Ameriprise Financial, Inc.
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
Our Segments - Retirement & Protection Solutions
RiverSource solutions are available within the Ameriprise client experience and Confident Retirement® approach. We offer clients annuities, life insurance and disability income insurance products to meet their needs or current stage in life—whether that is covering essentials, ensuring lifestyle, preparing for the unexpected or leaving a legacy. RiverSource seeks to partner with our advisors to address clients’ goals and long-term needs at a differentiated level and provide a strong risk profile.
Retirement Solutions
Through our advisors, we provide RiverSource® annuity products to help clients address their asset accumulation and income goals. Our advisor network is the only distributor of new RiverSource annuity products, although our advisors offer fixed, variable, and structured annuities from selected unaffiliated insurers. Our Retirement & Protection Solutions segment focuses on the accumulation solutions clients want (such as the structured annuity, a registered index-linked annuity).
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
Protection Solutions
We provide life and disability income insurance products to address the protection and risk management needs of our retail clients. RiverSource insurance products are exclusively offered through our advisor network. Our advisors also offer insurance products of unaffiliated carriers. The primary sources of revenues for our protection business are premiums, fees, and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and on capital supporting the business. We also receive fees based on the level of the RiverSource Life companies’ separate account assets supporting variable universal life investment options. The protection products earn intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for the protection products include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Products
We currently offer the following RiverSource Life products:
•Variable annuities that provide investment returns linked to underlying investment accounts of the contractholder’s choice of certain funds, as well as additional benefits, such as guaranteed minimum death benefits (but without living benefits for new sales after mid-2022).
•Structured variable annuities that use the performance of an underlying equity market index to determine earnings, subject to either a cap or floor.
•Variable universal life insurance that provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.
•Universal life insurance that credits interest at fixed interest rates. Universal life insurance may also contain product features that credit interest at a rate linked to an underlying equity market index subject to a floor.
•Term life insurance that provides a death benefit, but does not accumulate cash value.
•Disability income insurance that provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability or at any suitable occupation for premium payments that are guaranteed not to change.
Our sales of RiverSource individual life insurance in 2025, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 89% variable universal life, 9% universal life and 2% term life.
Reinsurance
We reinsure a portion of the insurance risks associated with our currently offered life and disability income products (as well as previously sold fixed annuity, fixed indexed annuity, life contingent payout annuity and long term care products) through reinsurance

Index
Ameriprise Financial, Inc.
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
Our closed block of LTC policies was sold on a guaranteed renewable basis which allows us to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage and benefit increase option. Premium rates are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income and profit. We develop our assumptions based on our own claims and persistency experience. In line with the market, we have pursued nationwide premium rate increases for many years and expect to continue to pursue rate increases over the next several years. In general, since very little of our LTC business is subject to rate stability regulation, we have historically followed a policy of pursuing smaller, more frequent increases in order to align policyholder and historic shareholder objectives but modified our approach in 2019 to seek larger increases as an additional method to manage our LTC business. We also provide policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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
Closed Block Fixed Annuities
In 2020, we discontinued new sales of fixed annuities and moved the Fixed Annuities and Fixed Indexed Annuities blocks to the Corporate & Other segment as a closed block. In this closed block, as of December 31, 2025, we have $5.2 billion of account value associated with our fixed annuities of which 89% has been ceded by RiverSource Life on a coinsurance basis to Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company (“Commonwealth”) under customary reinsurance arrangements with a comfort trust. For the ceded policies, RiverSource Life ceded 100% of the risk on a coinsurance basis.
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

Index
Ameriprise Financial, Inc.
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
Our Asset Management segment competes on a global basis against a substantial number of firms to acquire and retain managed and administered assets, including firms in the categories listed above. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, technology and service quality, brand recognition, reputation and the ability to attract and retain investment personnel. Furthermore, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles), client interest in funds with particular value-based investment practices, client or regulatory requirements on use of client commissions for research, and downward pressure on fees may present various challenges to our business and could cause clients to favor certain competitors. The impact of these factors on our business may vary from country to country and certain competitors may have competitive advantage in certain jurisdictions.
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
Human Capital Management
Ameriprise Financial’s values-driven culture is the foundation that guides our relentless focus on our clients. Our values of client focus, integrity, excellence and respect are foundational across all business lines and underpin our approach to human capital management. Alongside, we continually invest in programs and capabilities to ensure a highly competitive employee value proposition, focused on culture, career, well-being, rewards and work environment.
Workforce Overview
We are committed to attracting, retaining, engaging, and developing a high-performing workforce. Our global team includes approximately 13,600 employees (including corporate staff and employee financial advisors) and about 8,500 non-employee advisors affiliated through our franchise advisor group.
Learning and Development
Advancing leadership capability and enabling employees to realize their potential while equipping them with technical and leadership skills to support business objectives are central to our long-term success. We offer programs and learning opportunities that build critical capabilities, strengthen leadership effectiveness, and support career advancement across the organization. In 2025, we worked with leaders to prioritize organizational stewardship, leadership excellence, and operating effectiveness as we executed our plans.
Total Rewards and Well-being
Our total rewards program is designed to attract, retain, and motivate employees, aligning compensation with the best interests of our clients, recognizing organizational and individual performance. We consider both goal achievement (the “what”) and leadership performance (the “how”) as critical components of delivering business results. The program includes base salary, annual cash awards, long-term incentives and a comprehensive benefits strategy that supports physical, social, emotional and financial well-being. In 2025, we further enhanced our enterprise recognition program, reinforcing our commitment to appreciation and high-performance.
Collaborative and Inclusive Culture
We foster a collaborative and inclusive culture where different perspectives, talent and ideas drive innovative solutions for our clients and support our communities. Our policies and practices promote a safe, respectful workplace where everyone can contribute, grow, and feel a sense of belonging. Our 13 global Business Resource Networks, with approximately 4,900 members, are open to all employees and support engagement, cultural awareness, community involvement, and business goals.

Index
Ameriprise Financial, Inc.
Board Oversight
The Board of Directors is regularly updated on human capital topics and dedicate time to discussing these areas. In addition, they annually review senior executive succession plans, our approach to talent management and development, as well as engagement survey feedback. The Compensation and Benefits Committee establishes the company’s compensation and benefits philosophy and objectives, while overseeing and approving the approach for senior leadership, ensuring disclosure to shareholders.
2025 Highlights
•Our overall employee engagement remains strong at 83% favorable with key strengths in integrity, leader effectiveness, and client focus, with results for most questions exceeding our external benchmarks. In our Inclusion Index, we achieved a score of 85%, which also exceeds our external benchmarks. Consistent with prior years, we had strong input with 93% of employees participating in the survey.
•Over 80% of our global people leaders have now participated in our learning curriculum to support leadership excellence. In addition, nearly 60% of global employees use LinkedIn Learning, driving continuous skill development.
•In addition to recruiting talented professionals to join Ameriprise, we retained 96% of our high-performing employees.
•Within our advisor force, retention among advisors affiliated with us for 10+ years remained strong at 94%.
•We have also continued to attract experienced, productive advisors, with 336 advisors moving their practices to Ameriprise in 2025 and approximately 1,691 advisors over the last 5 years.
In an evolving and highly competitive industry, our human capital strategy and strong values-driven culture have enabled us to effectively execute our business strategy and deliver strong performance.
Intellectual Property
We rely on a combination of contractual rights and copyright, trademark, and patent registrations and trade secret laws to establish and protect our intellectual property. In the U.S. and other jurisdictions, we have established and registered, or filed applications to register, certain trademarks and service marks that we consider important to the marketing of our products and services, including but not limited to the Ameriprise Financial, RiverSource, Columbia Threadneedle and Columbia Threadneedle Investments brands.
Enterprise Risk Management
Enterprise risk management and our risk management program is an important component in how we manage our business. All operating subsidiaries of Ameriprise Financial must comply with our enterprise risk management policy and framework, which: (i) establishes a structure for effective enterprise risk management, including oversight and governance; (ii) delineates key constituent roles and responsibilities; and (iii) imposes a number of core risk management processes. The enterprise risk management policy is designed to manage risks that may impact Ameriprise, including capital, credit, market, liquidity, operational, strategic, reputational, legal and compliance, and product. The enterprise risk management policy is supported by underlying risk policies at business units that provide further detail on the business unit’s risk governance, appetite, and tolerance.
Regulation
Nearly all aspects of our business, including the activities of Ameriprise Financial, are subject to various federal, state, local and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory and law enforcement agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations are significant and increasing, and the consequences for failing to comply may include civil or criminal charges, fines, censure, the suspension of individual employees, restrictions on or prohibitions from engaging in certain lines of business (or in certain states or countries), revocation of certain registrations and reputational damage. We have made and expect to continue to make significant investments in our compliance and supervision processes, enhancing policies, procedures and oversight to monitor our compliance with the many legal and regulatory requirements applicable to our business.
We operate in a highly scrutinized regulatory environment that remains subject to change. Regulatory developments, both in and outside of the U.S., have resulted or are expected to result in greater regulatory oversight and internal compliance obligations for firms across the financial services industry. In the U.S., we have seen a shift in the regulatory development and reform agenda that has impacted the supervision, examination and enforcement priorities of the federal regulators and agencies. Globally and regionally, we continue to see enhanced legislative and regulatory interest regarding retirement investing and fiduciary initiatives, cybersecurity, technology, and operational resilience; the use of artificial intelligence (“AI”); responsible information and data collection, storage and use; financial crime prevention; and privacy matters, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. Diverging regulatory standards create operational or compliance challenges, particularly as we seek to become more globally integrated in our systems, operations and business strategies. For example, the enacted European Union (“EU”) Artificial Intelligence Act and other laws related to AI are likely to influence how financial services firms design, build and deploy products and services incorporating AI, and process non-personal data. As states in the U.S. and other jurisdictions, both inside and outside the U.S., continue to add new complexity to these and other laws and regulations already in existence relating to privacy, sustainability and responsible investing, cybersecurity, AI and other areas, the potential for a patchwork of laws makes it more difficult for highly-regulated companies to address requirements. We expect this trend to continue. Similar complexity resulting from

Index
Ameriprise Financial, Inc.
multiple standards exists for retirement investing where individual states and federal regulators continue to propose or enact their own rules. This legal and regulatory complexity and the corresponding changes have impacted and may in the future impact how we are regulated and how we operate and govern our businesses.
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
Our financial advisors are representatives of a dual registrant, meaning it is registered both as an investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”) and as a broker-dealer. Our advisors are subject to various regulations that impact how they operate their practices, including those related to supervision, sales methods, trading practices, information security, record-keeping and financial reporting. In addition, because our independent contractor advisor platform is structured as a franchise system, we are also subject to Federal Trade Commission and state franchise requirements. We continue to see enhanced legislative and regulatory interest regarding investing and financial advisors, including proposed rules, regulatory priorities or general discussions around transparency and disclosure in advisor compensation and recruiting, identifying and managing conflicts of interest and enhanced data collection.
The SEC’s Regulation Best Interest standard of care became effective June 30, 2020 and the SEC continues to issue various statements and other guidance on complying with the regulation. Furthermore, several states have either issued their own best interest or fiduciary rules or are considering doing so and those rules may be limited to certain types of products (e.g., insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The U.S. Department of Labor (“DOL”) finalized its voluntary exemption for providing investment advice to retirement account clients and has reinstated prior guidance for determining who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in 2024. The regulation has been stayed by the courts and is awaiting resolution. While not a regulator, the Certified Financial Planner Board professional standards of conduct includes a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. Considering the various fiduciary rules and regulations that continue to be proposed, finalized, and sometimes withdrawn or amended, we continue to exert significant efforts to evaluate and prepare to comply with each rule.
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
Asset Management Regulation
U.S. Regulation
Certain of our asset management subsidiaries are registered as investment advisers under the Advisers Act and are subject to regulation by the SEC. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, disclosure obligations and record-keeping, and operational and marketing restrictions. Our registered investment advisers may also be subject to certain obligations of the Investment Company Act of 1940 based on their status as investment advisers to U.S. registered investment companies that we, or third parties, sponsor. As noted earlier, we continue to see enhanced legislative and regulatory interest regarding financial services in the U.S. through rules, regulatory priorities or general discussion. This trend is especially true globally where regulators remain active, including in Europe. Any future regulation could potentially require new approaches which increase our regulatory burdens and costs.
Many aspects of the regulation that applies to our Advice & Wealth Management segment also apply to our Asset Management segment. For example, Columbia Management Investment Distributors, Inc., a wholly owned subsidiary, is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and distributor for Columbia Management funds and other products and is also a member of FINRA. Additionally, ERISA, the SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the DOL would be relevant to our global asset management business. We continue to review and analyze the potential impact of these regulations across each of our business lines.
In addition, certain of our asset management subsidiaries are registered with the CFTC as a commodity trading advisor and commodity pool operator and is also a member of the NFA. In this regard, we are subject to additional registration and reporting requirements with respect to certain registered investment companies and other pooled vehicles that use or trade in futures, swaps and other derivatives that are subject to CFTC regulation.

Index
Ameriprise Financial, Inc.
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
Key U.K. regulatory developments and trends include the following:
•Operational Resilience: Under this U.K. regulatory requirement, in scope firms must identify their important business services, which, if unavailable, could cause intolerable harm to clients, which they could not reasonably recover, or market disruption. The regulations introduce a new concept of impact tolerance and firms are also required to stress test their important business services and appoint a senior manager accountable for the regime.
•Financial Resilience: U.K. regulators have revised the prudential regime applying to asset managers. This is being phased in over a five-year period and introduces a number of new capital requirements.
•FCA Consumer Duty: The FCA recently introduced the Consumer Duty that sets higher expectations for the standard of care that firms provide to retail consumers.
•Sustainability Disclosure Requirements: The FCA has introduced requirements relating to new sustainability product labels, naming and marketing rules, additional disclosure requirements both at an entity and product level, and an anti-greenwashing rule covering client communications.
•Non-Financial Conduct: The FCA consultation incorporated additional rules around firms’ handling of non-financial misconduct in the context of adherence to the FCA’s conduct and fitness and propriety regimes.
Our U.K. asset management business must comply with local EU and country requirements as a non-EU firm, which includes leveraging our various EU-based affiliated entities (such as those in Luxembourg and the Netherlands) to provide services and marketing to EU clients and investors. We have an established fund range domiciled in Luxembourg (both UCITS and Alternative Investment Funds) and Ireland, along with Luxembourg-based and Netherlands-based affiliated management companies. Our Luxembourg and Netherlands affiliates may perform fund management, administration and distribution functions. Therefore, we are well placed to continue to serve investors in the EU.
Pan-European and Other Non-U.S. Regulation
In addition to the above, certain of our asset management subsidiaries and branches are required to comply with pan-European directives as issued by the European Commission and adopted by EU member states. Certain of these directives have impacted and will continue to impact our global asset management business. For example, certain of our asset management subsidiaries are required to comply with the Markets in Financial Instruments Directive (“MiFID II”), the Alternative Investment Fund Managers Directive (“AIFMD”), the European Market Infrastructure Regulation (“EMIR”), UCITS, the Sustainable Finance Disclosure Regulation (“SFDR”) and the Packaged Retail and Insurance-based Investment Products Regulation (“PRIIPs”). These requirements impact the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. Similar to the developments in the U.S., we continue to see enhanced legislative and regulatory interest regarding financial services through international markets, including in the U.K. and EU where we have a substantial asset management business. These international rules, proposed rules, regulatory priorities or general discussions may impact us directly or indirectly, including as a regulated entity or as a service provider to, or a business receiving services from or engaging in transactions with, regulated entities. In addition to regulations noted in this section, within the EU and the U.K. we have been and will continue to address regulatory reforms or structural changes including but not limited to: the Dutch Pension Reform Act, T+1 settlements, Consumer Composite Investments, Retail Investment Strategy, AIFMD 2.0, EMIR 3.0, SFDR 2.0, Digital Operational Resilience Act (“DORA”), Corporate Sustainability Reporting Directive (“CSRD”), and Corporate Sustainability Due Diligence Directive (“CSDDD”). In addition, although the U.K. is not a part of the EU, the U.K. regulators may choose to implement future EU regulations and apply them in the U.K. potentially with significant variation from the EU regulations and potentially increasing the complexity and costs for our compliance with divergent sets of rules.
Columbia Threadneedle companies or activities are also subject to various local country or jurisdiction regulations and to corresponding regulators in Europe, Canada, Dubai, Hong Kong, Singapore, South Korea, Japan, South America and Australia. With our growth in the EU, we have (and will continue to have) greater engagement with the Luxembourg, Irish and Dutch regulators. Specifically, we are directly regulated in the EU by the Commission de Surveillance du Secteur Financier in Luxembourg and the Autoriteit Financiele Markten and De Nederlandsche Bank in the Netherlands.
Other Securities Regulation
ACC is regulated as an investment company under the Investment Company Act of 1940. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, operational and marketing requirements. ACC pays dividends to the parent company and is subject to capital requirements under applicable law and understandings with the SEC and the Minnesota Department of Commerce (“MN DOC”) (Banking Division).

Index
Ameriprise Financial, Inc.
ATC is primarily regulated by the MN DOC (Banking Division) and is subject to capital adequacy requirements under Minnesota law. It is prohibited from accepting deposits or making personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of our business, including the activities of our trust company, fall within the compliance oversight of the DOL and the Department of Treasury, particularly regarding the enforcement of ERISA, and the tax reporting requirements applicable to such accounts. ATC, as well as our investment adviser subsidiaries, may be subject to ERISA, and the regulations thereunder, insofar as they act as a “fiduciary” under ERISA with respect to certain ERISA clients.
Insurance Regulation
Our insurance subsidiaries are subject to supervision and regulation by states and other territories where they are domiciled or otherwise licensed to do business. These regulations impact our Retirement & Protection Solutions segment and our closed blocks included in Corporate & Other segment. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements, the protection of consumer data, and in most states, the responsible development and use of AI, as well as other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. RiverSource Life Insurance Company is domiciled in Minnesota and regulated by the MN DOC and RiverSource Life Insurance Co. of New York is domiciled in New York and regulated by the New York State Department of Financial Services (“NY DFS”), and together with MN DOC are the “Domiciliary Regulators”. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies are regulated by each of the insurance regulators in the states where each is authorized to transact business. Financial regulation of our RiverSource Life companies is extensive, and their financial transactions (such as intercompany dividends and investment activity) may be subject to pre-approval and/or continuing evaluation by the Domiciliary Regulators.
Aspects of the regulation applicable to our Advice & Wealth Management segment also apply to our Retirement & Protection Solutions segment and the closed blocks in our Corporate & Other segment. For example, RiverSource Distributors, Inc., a wholly owned subsidiary, is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through Ameriprise Financial Services, LLC (“AFS”), a wholly owned subsidiary, and third-party channels. Additionally, ERISA, the SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the DOL are relevant to our insurance and annuities business or products. We continue to review and analyze the potential impact of these regulations across each of our business lines.
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
The Federal Insurance Office (“FIO”) within the U.S. Department of Treasury does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework in addition to providing periodic reports to the President of the U.S. and Congress. We monitor the FIO’s activity to identify and assess emerging regulatory priorities with potential application to our business.
Each of our insurance subsidiaries is subject to risk-based capital (“RBC”) requirements designed to assess the adequacy of an insurance company’s total adjusted capital in relation to its investment, insurance and other risks. The National Association of Insurance Commissioners (“NAIC”) has established RBC standards that all state insurance departments have adopted and has proposed changes to the RBC framework that could increase the required capital. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. The NAIC RBC report is completed as of December 31 and filed annually, along with the statutory financial statements.
Our RiverSource Life companies would be subject to various levels of regulatory intervention if their total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement.

Index
Ameriprise Financial, Inc.
RiverSource Life and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2025:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$522	$2,731	523%
RiverSource Life of NY	38	216	576%
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
As part of its Solvency Modernization Initiative, in 2010 the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance, and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its ORSA, which is a complete self-assessment of its risk management functions and capital adequacy. These laws were enacted by the Domiciliary Regulators. We complete and file these reports as required by the laws and regulations of those states. Insurance regulation and supervision also goes beyond direct regulation of our insurance companies in other ways. For example, while we are now subject to the FRB’s “Building Block Approach” (discussed below in more detail), once Minnesota implements the NAIC’s “Group Capital Calculation,” a new capital calculation will exist for many insurance companies like ours that are not subject to the FRB regulation as we are. And from time to time, we must report other enterprise activities to our state insurance regulators (such as the NAIC’s Liquidity Stress Testing Framework).
Federal Banking and Financial Holding Company Regulation
Ameriprise Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”), which is the primary regulator of federal savings banks, the Consumer Financial Protection Bureau (“CFPB”) and by the Federal Deposit Insurance Corporation (“FDIC”) in its role as insurer of Ameriprise Bank's deposits. As a federally chartered savings bank, Ameriprise Bank is subject to numerous rules and regulations governing all aspects of the banking business, including lending practices and transactions with affiliates. Ameriprise Bank is also subject to specific capital rules and limits on capital distributions, including payment of dividends. If Ameriprise Bank's capital falls below certain levels, the OCC would be required to take remedial actions and could take other actions, including imposing further limits on dividends or business activities. In addition, an array of Community Reinvestment Act (“CRA”), fair lending and other consumer protection laws and regulations apply to Ameriprise Bank.
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

Index
Ameriprise Financial, Inc.
The Volcker Rule also prohibits certain investments and relationships by banking entities with “covered funds,” with a number of exemptions and exclusions. It also requires banking entities to have comprehensive compliance programs reasonably designed to ensure and monitor compliance with the Volcker Rule.
Ameriprise Financial reports to the FRB under a consolidated capital framework termed the “Building Block Approach” (“BBA”) for savings and loan holding companies that are significantly engaged in insurance activities (commonly referred to as insurance savings and loan holding companies). In general, under the rule, insurance savings and loan holding companies like us are required to aggregate state-based insurance capital requirements with banking capital requirements for non-insurance businesses to satisfy specific minimum total requirements and hold an additional capital conservation buffer. The ratio of the amount of available capital to the capital requirement amount is referred to as the BBA ratio and is subject to a 250% minimum, effective January 1, 2024. An additional capital conservation buffer of 150% will be effective as of December 31, 2025, for a total capital requirement of at least 400%.
The BBA available capital, BBA capital requirement, and BBA ratio as of December 31, 2025 are as follows:

(in millions, except percentages)
BBA available capital	$4,144
BBA capital requirement	419
BBA ratio	989%
Additional Parent Company Regulation and Other Regulation
We are a publicly traded company subject to SEC and New York Stock Exchange (“NYSE”) rules and regulation and have operations in a number of geographical regions across the U.S. and outside of the U.S. Certain states enact regulations or requirements that can drive enterprise-wide action or disclosures. We evaluate these laws and changes to understand if and when they impact our business, such as the laws in California requiring certain climate-related disclosure. As an international company, we continuously monitor developments in EU legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions as implemented in the various member states. Because of the mix of business activities we conduct, we assess the impact of, and monitor our status under, the EU Financial Conglomerates Directive, which contemplates global supervision and prudential regulation of certain financial conglomerates involved in banking, insurance and investment activities.
Privacy, Environmental and Anti-Money Laundering Laws
Many aspects of our business are subject to comprehensive legal requirements concerning the use and protection of personal information, including client and employee information, from a multitude of different functional regulators and law enforcement bodies. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, an ever increasing number of state laws and regulations such as the NY DFS’ Cybersecurity Requirements for Financial Services Companies and California privacy legislation, as recently amended, EU data protection legislation, known as the Global Data Protection Regulation (“GDPR”), as implemented in the respective EU member states, the U.K. Data Protection Act, 2018 and U.K. GDPR, India’s Digital Personal Data Protection Act 2023 and data protection rules in other regions in which we operate outside the U.S. and the EU. We have also implemented policies and procedures in response to such requirements. We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve our business objectives and best serve our clients. To the extent we do experience a privacy breach incident, we have developed and implemented incident response protocols, which we regularly exercise and update, as appropriate.
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

Index
Ameriprise Financial, Inc.
Exchange Act Reports and Additional Information
We maintain an Investor Relations website at ir.ameriprise.com. Investors can also access the website through our main website at ameriprise.com by clicking on the “Investor Relations” link located at the bottom of our homepage (ameriprise.com). We use our Investor Relations website to announce financial and other information to investors and to make available SEC filings, press releases, public conference calls, other communications and webcasts. Investors and others interested in the Company are encouraged to visit the Investor Relations website from time to time, as information is frequently updated and posted. Additionally, users can sign up to receive automatic notifications when new materials are posted. The information found on the website is not incorporated by reference into this report or in any other report or document we furnish or file with the SEC.
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
Our results of operations and financial condition may be materially affected by market fluctuations and by economic and other factors (whether actual or perceived). Such factors, which can be global, regional, national or local in nature, include: (i) the level and volatility of the markets, including equity prices, interest rates, commodity prices, currency values and other market indices and drivers; (ii) geopolitical strain, terrorism and armed conflicts, (iii) political dynamics or elections and social, economic and market conditions; (iv) the availability and cost of capital; (v) global health emergencies; (vi) technological changes and events; (vii) U.S. and foreign government regulatory, fiscal and tax policies; (viii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (ix) the availability and cost of credit and hedge markets; (x) periods of elevated inflation; (xi) natural disasters such as weather catastrophes; and (xii) other factors affecting investor sentiment and confidence in the financial markets. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer financials, which, in turn, could impact client activity in our businesses. These factors also may have an impact on our ability to achieve our strategic objectives or to pay dividends or otherwise return capital from our subsidiaries to our holding company.
Declines and volatility in U.S. and global market conditions have impacted our businesses in the past, are impacting us now and may continue to impact us in the same, new or different ways in the future. Our businesses have been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. Each of our segments operates in these markets with exposure for us and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. It is difficult to predict when, how long and to what extent the aforementioned adverse conditions will exist, which of our markets, products and businesses will be directly affected and to what extent our clients may seek to bring claims arising out of investment performance that is affected by these conditions. As a result, these factors could materially adversely impact our financial condition and results of operations.
These factors may also impact client behavior. Market downturns, stagnation, and volatility may cause, and have caused, individual investors to limit or decrease their participation in global markets, which may negatively impact our retail business and/or our product sales. Market conditions, regulatory actions, tax laws, and our competitive industry environment are among the reasons current shareholders in our mutual funds, closed-end funds, ETFs, hedge funds, OEICs, SICAVs, unit trusts, investment trusts and other pooled investment vehicles, contractholders in our annuity products and policyholders in our protection products may opt to withdraw cash values for those products (or for certain protection products, to reduce their withdrawal activity). If we are unable to offer appropriate product alternatives which encourage clients to continue purchasing in the face of actual or perceived market volatility, our sales and management fee revenues could decline.
Downturns and volatility in markets or the departure of key clients or advisors have had, and may in the future have, an adverse effect on the revenues and returns from our asset management services, retail advisory accounts, variable annuity contracts, banking products and other products. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, a significant portion of our revenue is derived from investment management agreements with the Columbia Management family of mutual funds or other investment managers which are terminable on 60 days’ notice. Although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can generally terminate their relationships with us or our financial advisors at will or on relatively short notice. Further, a number of the products and services we make available to our clients are those offered by third parties and negative perceptions of these financial products and services (or the financial industry in general) may impact the number of withdrawals and

Index
Ameriprise Financial, Inc.
redemptions or reduce purchases made by our clients, which would adversely impact the levels of our assets under management. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different fee rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles or the proliferation of ETFs or other vehicles like separately managed accounts (“SMAs”)), changes in our (or our advisors’) reputation in the marketplace, a client’s view of sustainability factors, changes in client or relationship management, loss of key investment management personnel and financial market performance. This reduction in managed assets or significant redemptions, and the associated decrease in revenues and earnings, could have a material adverse effect on our business, particularly in products or services where we have less scale and a reduction in managed assets can make the product not viable or even require us to exit the product.
Most of our variable annuity products contain guaranteed minimum death benefits and a majority of our variable annuity products in force contain guaranteed minimum withdrawal and accumulation benefits. Decline or volatility in equity and/or bond markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. We discontinued the sale of new fixed annuities and variable annuities with living benefits, which we believe will lessen this risk over time. Although we hedge a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity and/or bond market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. For example, market fluctuations will impact our statutory reserves and required capital, and that may not be aligned with the hedging impacts. In addition to risks from guarantees discussed above, structured variable annuity contracts contain index-linked risks that adjust the policyholder’s or contractholder’s account value based on equity movements. These risks are hedged with derivatives, which are a material component of our overall hedging program. Collateral requirements for the hedging program are market-sensitive, and certain market environments (e.g., rising interest rates) will result in increased needs for liquidity to satisfy these requirements. Depending on how rapidly the market moves and other factors, we may need to access liquidity sources that are more costly, which could have an adverse impact on profitability or our results of operations or financial condition.
Changes in interest rates may affect our results of operations and financial condition.
Certain of our insurance, annuity, investment products, wrap fees and banking products are sensitive to interest rate fluctuations (inclusive of changes in credit spreads), which could cause future impacts associated with such fluctuations to differ from our historical results of operations. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products. Although we typically hedge to mitigate some of the effect of such fluctuations, significant changes in interest rates (or prolonged periods of low interest rates) could have a material adverse impact on the profitability of certain products or product lines or our results of operations or financial condition.
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

Index
Ameriprise Financial, Inc.
Adverse capital and credit market conditions or a downgrade in our credit ratings may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.
Volatility, uncertainty and disruption in the capital and credit markets may decrease available liquidity, which we may need to run our business and pay dividends. If the market conditions hinder our availability to obtain capital or liquidity, our business could suffer.
Our liquidity needs are satisfied primarily through our reserves and the cash generated by our operations. We believe the level of cash and securities we maintain, combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term payment obligations. In the event current resources are insufficient to satisfy our needs, we may access financing sources such as our committed unsecured revolving credit facility or other bank debt. Additional financing depends on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, actions by our regulators, and perceptions held by stakeholders, clients or lenders.
Further, the financial strength ratings which various rating organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, our competitive position, and the ability to market our products. Any future downgrade in our financial strength ratings, or the announced or perceived potential for a downgrade, could potentially have a significant adverse effect on our financial condition and results of operations.
Ratings agencies have and may continue to increase the frequency and scope of their credit reviews, adjust upward the capital and other requirements employed in the rating organizations’ models for maintenance of ratings levels (including adjusting the framework under which they view our business mix that drives these requirements), or downgrade ratings applied to particular classes of securities or types of institutions, and our ratings could be changed at any time and without any notice by the rating organizations. In addition, rating agencies continually evolve their ratings and other methodologies, and these changes can be to our detriment or benefit and have a material impact on how we view our liquidity and capital.
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
Business Risks
Intense competition, new technologies and the economies of scale for larger competitors could negatively impact our ability to maintain or increase our market share and profitability.
Our businesses operate in intensely competitive industries, including broker-dealers, banks, asset managers, insurers and other financial institutions, some of which have a larger market share, greater investments in technology and analytics, greater investment in advertising and brand, less regulation or greater financial resources than we do. Furthermore, new and existing competitors may be better able to address trends, structural changes, or movement of assets resulting from new technologies, including Generative AI and blockchain, or adapt to industry changes or in response to the uncertain regulatory environment in the U.S. and around the world. We could experience lower sales, higher costs, talent loss, technology obsolescence or other developments that could negatively impact our results of operations.
A drop in our investment performance as compared to that of our competitors could negatively impact our revenues and profitability.
Investment performance is a key competitive factor for our retail and institutional asset management products and services and is a key driver of growing assets under management and advisement and obtaining the benefits of economies of scale. Strong investment performance supports the retention of our products and services by our clients and creates opportunities for new sales of products and services. It may also result in higher ratings by ratings services such as Morningstar or Lipper, which may compound the foregoing effects.
There can be no assurance as to how future investment performance will compare to our competitors or that historical performance will be indicative of future returns. Any drop or perceived drop in investment performance as compared to our competitors could cause a decline in sales of our investment products, an increase in redemptions and the termination of asset management relationships. These impacts may reduce our aggregate amount of assets under management and advisement and reduce management fees. Poor investment performance could also adversely affect our ability to expand the distribution of our products through unaffiliated third parties. Further, any drop in market share of mutual funds sales by our advisors or through third party intermediaries, may further reduce profits as sales of other companies’ mutual funds are less profitable than sales of our proprietary funds.
We face intense competition in attracting and retaining key talent.
Our success relies on attracting, engaging and retaining top talent in an increasingly competitive market. While the job market has cooled in some industries, financial services remains exceptionally competitive for the best talent. We actively manage retention risks and invest in our people to sustain our position as an employer of choice. To expand access to top talent, we have strategically broadened our footprint, ensuring we have the right capabilities in place to support long-term growth.

Index
Ameriprise Financial, Inc.
A robust advisor network underpins our wealth management growth, requiring focused recruitment, retention, and succession planning as demographics shift. In asset management, delivering strong performance and sustaining client relationships depends on the strategic decisions of our portfolio managers and analysts.
Regulatory changes and industry trends can alter competitive dynamics or adversely affect our business. Loss of employees or advisors without succession plans increases the risk of client attrition. Prolonged challenges in attracting and retaining talent, or significant increases in related costs, could materially impact our financial performance.
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
Many transactions with and investments in the products and securities of other financial institutions expose us to credit risk in the event of default of our counterparty. With respect to secured transactions, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure. We also have exposure to financial institutions in the form of unsecured debt instruments, derivative transactions (including with respect to derivatives hedging our exposure on variable annuity contracts with guaranteed benefits and structured variable annuities), reinsurance, repurchase and underwriting arrangements and equity investments. Any such losses or impairments to the carrying value of these assets could materially and adversely impact our business and results of operations.
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
Capital and credit market volatility or a sudden devaluation of a specific product or security can exacerbate, and has exacerbated, the risk of third-party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict our access and our clients’ access to cash and investments. Although we are not required to do so, we may elect to compensate clients for losses incurred in response to such events, provide clients with temporary credit or liquidity or other support related to products that we manage, or provide credit liquidity or other support to the financial products we manage. If we elect to provide additional support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely impact our results of operations. If we were to take such actions we may also restrict or otherwise utilize our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.
We may not be able to maintain our unaffiliated third-party distribution channels and the sale of unaffiliated products may diminish sales of our own products.
We distribute many of our investment products through unaffiliated third-party advisors and financial institutions. Maintaining and deepening relationships with these unaffiliated distributors is an important part of our growth strategy, as strong third-party distribution arrangements enhance our ability to market our products or service our clients and to increase our assets under management and advisement, revenues and profitability. Access to distribution channels is subject to intense competition due to the large number of competitors and products in the investment advisory industry as well as regulatory and consumer trends driving escalating compliance, disclosure and risk management requirements for distributors. Relationships with our distributors are subject to periodic negotiation that may result in increased distribution costs and/or reductions in the amount of our products marketed.
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
The sale of third-party products to our clients (and further expansion of our advisor network’s product suite to include additional products of unaffiliated insurance companies and asset managers) may lower sales of our products, lead to higher surrenders or redemptions, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations.

Index
Ameriprise Financial, Inc.
Our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely impact our results of operations or financial condition.
Fixed maturity, equity, trading securities and short-term investments, which are reported at fair value on our Consolidated Balance Sheets, represent the majority of our total cash and invested assets. The determination of fair values by management in the absence of quoted market prices is based on valuation methodologies, securities we deem to be comparable, and assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, current interest rates and credit spreads, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
During periods of market disruption, including periods of significantly rising or high interest rates and rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities and the value of our securities as reported within our Consolidated Financial Statements and the period-to-period changes in value could vary significantly. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable and may require greater estimation as well as valuation methods that are more sophisticated, which may result in values less than the value at which the investments may be ultimately sold. Decreases in value may have a material adverse effect on our results of operations or financial condition.
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
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, and limited partnership interests, all of which are relatively illiquid. These asset classes represented 8% of the carrying value of our investment portfolio as of December 31, 2025. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.
Insurance Risks
If the counterparties to our reinsurance arrangements default or otherwise fail to fulfill their obligations, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.
We use reinsurance to mitigate certain of our risks. Reinsurance does not relieve us of our direct liability to our policyholders and contractholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers, including Commonwealth and Genworth Life Insurance Company. In 2016, we finalized various confidential enhancements with Genworth Life Insurance Company that have been shared, in the normal course of regular reviews, with our Domiciliary Regulators and rating agencies. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have a material adverse effect on our financial condition and results of operations.
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

Index
Ameriprise Financial, Inc.
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
We set prices for insurance products as well as some annuity products based upon expected claims payment patterns, derived from assumptions we make about our policyholders and contractholders, including expenses, fees, investment returns, and morbidity and mortality rates. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. Actual experience can differ from our assumptions for many reasons over the time an insurance product is held. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.
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
The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our LTC insurance products notwithstanding our ability to implement future price increases with regulatory approvals. Though we discontinued offering LTC products in 2003, LTC insurance policies provide for long-duration coverage and, therefore, our actual claims experience will continue to emerge over many years. Our ability to forecast future claim rates for LTC insurance is more limited than life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring LTC policies at the time the policies were underwritten and limiting our present stand-alone LTC insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and we have also implemented rate increases and provided reduced benefit options on certain in force policies.
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
Our reputation is one of our most important assets. Our ability to attract and retain clients, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects. Reputational damage may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, clients’ or potential clients’ perceived failure of how we address certain political, environmental, social or governance topics, technological breakdowns, cybersecurity attacks, or other security breaches (including attempted breaches, breaches impacting our vendors or their subcontractors or inadvertent disclosures) resulting in system unavailability, improper disclosure or loss of data integrity relating to client or employee personal information, unethical or improper behavior and the misconduct or error of our employees, advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm our reputation and potentially expose us to additional costs, or negative public relations or social media campaigns. We are also subject to deepfake threats that use AI to digitally alter images, video or audio to make it appear as though someone said or did something that could cause damage to our reputation. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental audits or investigations or litigation. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

Index
Ameriprise Financial, Inc.
Misconduct by our employees and advisors may be difficult to detect and deter and may damage our reputation. This can include improper use of their authorized access to sensitive information. Misconduct or errors by our employees and advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct or mistakes can occur in each of our businesses. We cannot always prevent misconduct by our employees and advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. We seek to aid our advisors and provide certain requirements and support to protect our non-employee franchise advisors’ technology solutions to run their businesses, but they control their own technology environment on a day-to-day basis and could have an adverse effect on our business. Our reputation depends on our continued identification of and mitigation against conflicts of interest. We have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest, though our reputation could be damaged if we fail, or appear to fail, to address conflicts of interest appropriately.
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
We operate in many regions, countries and communities around the world where our business, and the activities of our clients and counterparties, could be adversely affected by climate change. Climate change may increase the severity and frequency of weather-related catastrophes, or adversely affect our investment portfolio or investor sentiment. This includes the potential for an increase in the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to Ameriprise and investments in our portfolio and those available to clients through third parties. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. Climate risks can also arise from the inconsistencies and conflicts in the manner in which climate policy, disclosure requirements and financial regulation is implemented in the many regions where we operate, including initiatives to apply and enforce policy and regulation with extraterritorial effect. Transition risks may arise from societal adjustment to a lower-carbon economy, such as changes in public policy, adoption of new technologies or changes in consumer preferences towards low-carbon goods and services. These risks could also be influenced by changes in the physical climate. Overall, we cannot predict or estimate the long-term impacts on us from climate change or related regulation.
Our operational systems and networks (as well as those of our franchise advisors and third parties) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts.
Our business is reliant upon internal and third-party-controlled, -developed and -operated software (which includes opensource software), technology systems and networks to process, transmit and store information, including our current, potential and former clients’, employees’ and advisors’ personal information, as well as our proprietary information, and to conduct many of our business activities and transactions. Maintaining the security and integrity of our software, information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts to attack or access our network), is critical to the success of our business operations, including our reputation, the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information.
We rely on the third parties with whom we do business to identify and remediate software and other vulnerabilities in the assets and systems they use to run their business before they can be exploited by bad actors, but the third parties cannot always do so. For example, zero-day vulnerabilities in software and other technology solutions are immediately exploitable by bad actors as occasionally happens with certain of our vendors in the industry. We routinely face attacks and seek to address evolving threats of which we become aware. We have been able to identify, protect, detect, respond to and recover from these attacks to date without a material loss of client financial assets or information through the use of ongoing internal and external threat monitoring and by making continual adjustments to our security and incident response capabilities.
We and our advisors, as well as our service providers and clients, have also been threatened by, among others, phishing, vishing, and spear phishing scams, social engineering attacks (such as direct voice contact and any technology or communication mechanism to contact a person), account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. The number of threats and events has increased substantially every year, which is expected to continue, particularly as the use of AI makes these attempts look more legitimate and is leveraged to improve their effectiveness. Attempted or successful breaches or interference by third parties or by insiders that may occur in the future could have a material adverse impact on our business, reputation, financial condition or results of operations.
On a corporate basis, various laws and regulations, and in some cases contractual obligations, require us to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents in certain ways and timeframes. We have established policies and implemented

Index
Ameriprise Financial, Inc.
such technical and operational measures ourselves and have in place policies that require our service providers and franchisee advisors, each of which control locally their own technology operations, to do the same. The hybrid work environment among our employees adds complexity to monitoring and processing procedures. Changes in our business or technological advancements may also require corresponding changes in our systems, networks and data security and response measures. While accessing our products and services, our clients may use computers and other devices that sit outside of our security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and report incidents they suffer. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend significant additional resources (both direct financial resources and indirect costs like people) to enhance or expand upon the technical and operational security and response measures we currently maintain or that we allow franchise advisors to maintain and control locally. These regulator-driven changes may adversely impact the client experience by, for example, requiring multiple or new means of verifying the identity of a client before they can interact with us.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, we cannot be certain that our systems and networks, or those used by our vendors and franchisees, will not be subject to successful attacks, breaches or interference. Nor can we guarantee that advisors and employees will comply with our policies and procedures in this regard, that clients will engage in safe and secure online practices, or that vendors and franchisees will effectively deploy and maintain the security measures and protocols that we impose. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. We have a vendor management process, but at times our software or service providers could push through updates that are not fully disclosed to us (or tested by them) and that could alter the control posture of their products. Any such event may result in operational disruptions, as well as unauthorized access to or the disclosure or loss of, our proprietary information or client, employee, vendor, or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate, or mitigate further exposure, the loss of clients or advisors, or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect us against all cybersecurity- or privacy-related losses. Furthermore, we may be subject to indemnification costs and liability to third parties if we breach any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents, including those where our vendors are the party being breached, could exacerbate the harm to our business, reputation, financial condition or results of operations in the event of a breach. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, we may incur significant expenses in connection with our responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, our regulators may seek to hold our company responsible for the acts, mistakes or omissions of our vendors or franchise advisors even where they procure and control much of the physical office space and technology infrastructure they use to operate their businesses locally.
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

Index
Ameriprise Financial, Inc.
Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments, products, vendors, or against all types of risk, including employee and financial advisor misconduct.
Our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and the associated exposures are based upon our use of observed historical experience or expectations about future experience (e.g., market behavior, client/policyholder behavior, employee behavior, mortality, etc.) or statistics based on historical models. Experience may not emerge as expected and during periods of market volatility, or due to unforeseen events, the historically derived experience and correlations may not be valid. As a result, these methods and models may not predict future exposures accurately, which could be significantly greater than what our models indicate. Further some controls are manual and are subject to inherent limitations and we have a general model risk where there is a risk of loss associated with insufficient or inaccurate models that we use to support our decisions. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.
Our financial performance also requires us to develop, effectively manage, and market new or existing products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services, including the creation of Asset Management and other products with a focus on values-based matters, require continued innovative effort and may require significant time, resources, and ongoing support. Further, avoiding introducing or encouraging certain new products (such as cryptocurrency) creates the risk of losing assets or new flows to competitors who encourage or support those products. Substantial risk and uncertainties are associated with the introduction and ongoing maintenance of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting and sometimes contradictory client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
AI, including Generative AI, presents many benefits in terms of operating efficiency, but also certain risks that we need to seek to mitigate through our strategic and risk management policies, such as reliance on information that may be inaccurate or unfairly discriminatory results. We and our vendors, along with developers of AI solutions, rely on third‑party and commercial AI technologies that could introduce risks that are not anticipated by existing governance, vendor risk management and model oversight frameworks. Failure to adequately mitigate such risks at the design or development stage could lead to problems when AI technologies are deployed. A growing patchwork of state AI laws with differing definitions, obligations and compliance expectations may require adjustments to our processes, documentation and oversight of third‑party technology, and how we manage AI use in our business. At the same time, more prescriptive frameworks in certain jurisdictions—such as the European Union—include detailed governance, transparency and reporting expectations that may not align with expectations or requirements elsewhere, increasing operational complexity.
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
We act as a holding company for our subsidiaries, through which substantially all of our operations are conducted. Dividends and returns of capital from our subsidiaries and permitted payments to us under our intercompany arrangements with our subsidiaries are our principal sources of cash to pay shareholder dividends and to meet our financial obligations. These obligations include our operating expenses, interest and principal on our borrowings, and any other contractual commitments. If the cash we receive from our subsidiaries pursuant to dividend payment or return of capital and intercompany arrangements is insufficient for us to fund any of these obligations, we may be required to raise cash through the incurrence of additional debt, the issuance of additional equity or the sale of assets. If any of this happens, it could adversely impact our financial condition and results of operations.
Insurance, banking and securities, and other laws and regulations may regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries, FCA-regulated asset management entities, and our face-amount certificate company) to pay dividends, return capital or make other permitted payments or practically impact our capital structure and dividends or other payments from our subsidiaries. Additionally, the rating organizations effectively impose various financial and capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries. The regulatory capital requirements, rating agency financial or capital expectations, and dividend-paying ability of our subsidiaries may be affected by a variety of factors, including markets, business plans, policyholder behavior, and investment decisions and performance. These differing requirements and expectations use different accounting frameworks (such as GAAP, statutory accounting principles or a mix). Further, the financial and capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory or rating organization scrutiny and intervention, which could negatively affect our and our subsidiaries’ ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary and

Index
Ameriprise Financial, Inc.
advisable to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.
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
In addition, conducting and increasing our international operations subjects us to additional risks that, generally, we do not face in the U.S., including: (i) potentially adverse cross-border tax consequences, including the complexities of transfer pricing, foreign value added tax systems and restrictions on the repatriation of earnings; (ii) the localization of our solutions and related costs; (iii) the burdens of complying with a wide variety of foreign laws and different, potentially conflicting legal standards, including laws and regulations; and (iv) social and economic situations outside of the U.S. The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources and we cannot be certain these operations will produce desired levels of revenues or profitability.
The occurrence of natural or man-made disasters and catastrophes could adversely affect our results of operations and financial condition.
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and global health emergencies and man-made disasters, including acts of terrorism, riots, civil unrest, including large-scale protests, insurrections and military actions, could adversely affect our results of operations or financial condition. Such disasters and catastrophes may damage our facilities, preventing our service providers, employees and financial advisors from performing their roles, or otherwise disturbing our ordinary business operations and by impacting insurance claims, as described below. These impacts could be particularly severe to the extent they affect access to physical facilities, the physical well-being of large numbers of our employees, our computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact us indirectly by changing the condition and behaviors of our clients, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.
The potential effects of natural and man-made disasters and catastrophes on certain of our businesses include but are not limited to the following: (i) a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under our insurance policies; (ii) an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of our reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; (iii) widespread unavailability of staff; and (iv) declines and volatility in the financial markets that may decrease the value of our assets under management, administration and advisement, which could harm our financial condition and reduce our management fees.
We face risks arising from acquisitions and divestitures.
We have made acquisitions and divestitures in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment (including our risk management policies and procedures), difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, difficulties obtaining regulatory approval or integrating into regulatory regimes, difficulties with the software, technology and systems of the acquired entities that were subject to a different control posture before the acquisition (and until such time as we can replace these or make investments to uplift their capabilities), the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations or expected synergies for the acquired businesses. Fully integrating an acquired company or business into our operations takes a significant amount of time and attention and incurs both expected and unexpected integration costs over several years. Integrations, particularly larger and more global integrations, are time-consuming and expensive and could significantly disrupt our business.
Risks in divestiture transactions (many of which are present in sales of insurance blocks via reinsurance) include difficulties in the separation of the disposed business, retention of obligations to indemnify for certain liabilities, the failure of counterparties to satisfy

Index
Ameriprise Financial, Inc.
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
We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Actions brought against us may result in judgements, verdicts, awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, we may incur significant expenses in connection with our defense against such actions regardless of their outcome. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or advisors, were or are deemed to be improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants.
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
Some of the legislative and regulatory changes could present operational challenges and increase costs. Ultimately the complexities and increased costs of legislative and regulatory changes could have an impact on our ability to offer cost-effective and innovative products to our clients.
As a Savings and Loan Holding Company, we are subject to supervision by the FRB and various prudential standards that may limit our activities and strategies.
Ameriprise Financial is subject to ongoing supervision by the FRB, including supervision and prudential standards, capital requirements, stress-testing, resolution planning, information security and privacy, and risk management requirements. Further, as a financial holding company, our activities are limited to those that are financial in nature, incidental to a financial activity or, with FRB approval, complementary to a financial activity. Our broker-dealers and bank subsidiary are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. These requirements may hinder our ability to access funds from our subsidiaries. We may also become subject to a prohibition or limitations on our ability to pay dividends or repurchase our common stock. The federal banking regulators, including the OCC, FRB, FDIC, and SEC (through FINRA) have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including Ameriprise and its bank subsidiaries. Any changes to regulations or changes to the supervisory approach may also result in increased compliance costs to the extent we are required to modify our existing compliance policies, procedures and practices.
Compliance with bank holding company laws and regulations, including the Volcker Rule, impacts the structure and availability of certain of our products and services and our costs in providing those products and services. Costs of compliance may be driven by how

Index
Ameriprise Financial, Inc.
these laws and regulations and the scale of Ameriprise Bank evolves over the course of time as well as strategic acquisitions and other growth strategies we pursue in the future.
Failure to meet one or more of these requirements could, depending on the violation, limit our ability to undertake new activities, continue certain activities, or make acquisitions other than those permitted generally for bank holding companies. Execution of our business strategies also may require certain regulatory approvals or consents, which may include approvals of the FRB and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the activities or transactions contemplated by our business strategies which may negatively impact our ability to realize fully the expected benefits of certain opportunities.
Changes in corporate tax laws and regulations and changes in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect our earnings and could make some of our products less attractive to clients.
We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. We make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, state or foreign tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our earnings. Furthermore, guidance issued by the U.S. Department of Treasury and others has been critical to the application and impact of new laws and in avoiding unintended impacts from legislation. The jurisdictions we operate in may not always provide clear guidance that is responsive to industry questions and concerns. If guidance is unclear, it could increase our taxes or create a potential for disagreement about interpretation of the tax code.
Many of the products we offer or on which our businesses are based (including both insurance products and non-insurance products) receive favorable treatment under current income or estate tax law. Changes in current income or estate tax law could reduce or eliminate the tax advantages of certain of our products and thus make such products less attractive to clients or cause a change in client demand and activity.
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
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon, or constitute misappropriation of, such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services, or could otherwise limit our ability to offer certain product features. Any party that holds a patent could make a claim of infringement against us. The threat of patent litigation from non-practicing entities could impact financial services firms and successful resolution could still have a significant financial impact. We may also be subject to claims by third parties for breach of copyright, trademark, license rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our clients or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.

Index
Ameriprise Financial, Inc.
Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity is a key part of our business and client experience and is integrated into our enterprise risk management processes and policies. We maintain written policies, processes and procedures that seek to identify, protect, detect, respond to, and recover from known and emerging cybersecurity risks. Our program includes consuming threat intelligence and ongoing monitoring of known external threats. We also have operating policies and procedures designed to comply with applicable requirements in jurisdictions we operate in globally. Our policies and procedures are regularly reviewed and internally assessed to enhance our corporate security capabilities. We make ongoing investments in our technology infrastructure to support cybersecurity efforts and support reliability and the user experience. We offer clients and advisors a variety of options to help secure their information, including requiring multi-factor authentication and the use of secure messaging sites. We provide our employees and advisors with ongoing security training and periodically test their skills and understanding with various cybersecurity exercises.
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
Additionally, as part of our formal procurement and vendor management process, we ask our third-party service providers to have and maintain cybersecurity programs that are consistent with our legal and regulatory obligations, and we review cybersecurity risk assessments of those third-party service providers who provide key technology and services. For third-party service providers that do go through our formal procurement process and vendor risk management assessment, our Enterprise Third-Party Risk Management team assigns tiers. The tiers are based on a combination of criteria, including the services provided and the information to which they have access, to focus the most detailed reviews and the most frequent assessments on highest tiered third-party service providers, while also maintaining an appropriate level of review and monitoring on lower tiers. Some third-party service providers who enter into contracts with us outside of the formal procurement process may still be subject to providing information about their security programs based on services performed.
Our Enterprise Third-Party Risk Management Office provides oversight and support to the business teams as end-users of the third-party service providers’ goods and services, while also providing a conduit through which oversight can be conducted by our management and Board of Directors. When a third-party service provider is off-boarded through our procurement and third-party risk management process, they are subject to an off-boarding review when the relationship ends that is designed to obtain the return or destruction of our information. Our Enterprise Third-Party Risk Management Office provides risk assessment reporting to business teams, internal risk management committees and our executive leadership. The reporting structure supports an effective design of the program, provides transparency, and drives regulatory compliance. Third-party service providers that participate in the delivery of services to us, as well as their fourth-parties, are also generally expected to have and maintain cybersecurity defenses, so long as they participate in the delivery of services to us to help protect our systems and our clients from incursions through third-party services’ systems. Should one of our third-party service providers suffer a breach in their or their fourth-party systems, we rely on them to inform us and work with us to protect our systems, remediate breaches, and mitigate the impact to our clients and our technology.
Governance
Strong ongoing governance practices and policies support our cybersecurity program. The Board of Directors and the Audit and Risk Committee are central to the oversight of the company’s cybersecurity risk management program operated by senior management. In addition to the Audit and Risk Committee receiving quarterly cybersecurity updates, the Audit and Risk Committee discusses with management, the General Auditor, and others the company’s enterprise-wide risk assessment and risk management processes. These updates to the Audit and Risk Committee include a review of prevailing material risks and exposures, including cybersecurity and data

Index
Ameriprise Financial, Inc.
protection threats and risks, the actions taken to address these threats and mitigate these risks, and the design and effectiveness of our processes and controls in light of evolving market, business, regulatory, and other conditions. Our Audit and Risk Committee has semiannual trainings, to which the full Board of Directors is also invited, to stay educated on ever-evolving cybersecurity topics. These processes and information sharing enable the Board of Directors, the Audit and Risk Committee, and our management team to remain informed and aligned about our approach to cybersecurity risk, and the monitoring of these risks and incidents, as appropriate. Our executive Vice President of Technology and Chief Information Officer, our Chief Information Security Officer, our Chief Risk Officer and other officers regularly review with our Board of Directors and the Audit and Risk Committee topics such as the following: the cyber threat landscape, including evolving trends such as the use of Generative AI in cyber threats; the design, effectiveness and ongoing enhancement of our capabilities to identify, protect, detect, respond to and recover from cyber threats and events; and any incidents that merit discussion.
During 2025, the Audit and Risk Committee reviewed and received reports on our identity theft prevention and privacy programs, including the following topics: emerging risks, identity theft threats, experience and trends; the effectiveness of existing controls and planned enhancements to controls; and key areas of focus for the identity theft and privacy programs.
Item 2. Properties
The Ameriprise Financial Headquarters is an 871,000 square foot building that we own, located in Minneapolis, Minnesota. In 2025, we completed the process to consolidate our Minneapolis office footprint, and we completed the move of all our Minneapolis based employees to the Ameriprise Financial Headquarters on April 21, 2025. The long-term lease we held at the Ameriprise Financial Center, a 959,000 square foot building we previously occupied, expired on October 31, 2025. Generally, we lease the premises we occupy in other locations, including the 38,000 square foot executive offices that we lease in New York City and branch offices for our employee advisors throughout the U.S.
Our other principal leases are in the following locations:
•Columbia Threadneedle occupies 82,000 square feet of offices in Boston. Columbia Threadneedle also leases approximately 74,000 square feet of shared buildings in London (as well as additional locations in Swindon, U.K., Dorking, U.K. and Edinburgh, U.K.), approximately 39,000 square feet of a shared building in New York and also leases property in a number of other cities to support its global operations.
•Las Vegas, Nevada (supporting aspects of our Advice & Wealth Management businesses) and Gurugram and Noida, India (supporting our broader business in the U.S. and globally). We also opened a new support office in Hyderabad, India in early 2025.
•We also occupy a Charlotte, North Carolina location in a 53,000 square feet space that we lease for corporate and business support.
We believe that the facilities owned or occupied by our company suit our needs and are well maintained.
Item 3. Legal Proceedings
For a discussion of material legal proceedings, see Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Index
Ameriprise Financial, Inc.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 6, 2026, we had approximately 10,465 common shareholders of record. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2025 Annual Report to Shareholders and is furnished herewith.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of 2025:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 to October 31, 2025
Share repurchase program (1)	286,271	$485.73	286,271	$3,371,951,866
Employee transactions (2)	504	$475.52	N/A	N/A
November 1, 2025 to November 30, 2025
Share repurchase program (1)	703,992	$459.36	703,992	$3,048,564,577
Employee transactions (2)	4,690	$456.88	N/A	N/A
December 1, 2025 to December 31, 2025
Share repurchase program (1)	890,318	$488.31	890,318	$2,613,814,046
Employee transactions (2)	12,574	$487.39	N/A	N/A
Totals
Share repurchase program (1)	1,880,581	$477.08	1,880,581
Employee transactions (2)	17,768	$479.00	N/A
	1,898,349		1,880,581
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
Overview
Ameriprise Financial is a diversified financial services company with a more than 130-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.7 trillion in assets under management, administration, and advisement as of December 31, 2025. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives. For additional discussion of our businesses, see Part I, Item 1 of this Annual Report on Form 10-K.
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
The following discussion includes a comparison of our 2025 and 2024 results. For a discussion and comparison of results for 2024 and 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 20, 2025.
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

Index
Ameriprise Financial, Inc.
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
The following table reconciles our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Net income	$3,563	$3,401	$36.28	$33.05
Less Adjustments:
Net realized investment gains (losses) (1)	(8)	(21)	(0.08)	(0.20)
Market impact on non-traditional long-duration products (1)	(366)	(153)	(3.73)	(1.49)
Mean reversion related impacts (1)	1	1	0.01	0.01
Net income (loss) attributable to CIEs	—	3	—	0.03
Tax effect of adjustments (2)	78	36	0.79	0.35
Adjusted operating earnings	$3,858	$3,535	$39.29	$34.35

Weighted average common shares outstanding:
Basic	96.7	101.0
Diluted	98.2	102.9
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.

Index
Ameriprise Financial, Inc.
The following table reconciles net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Years Ended December 31,
	2025	2024
	(in millions)
Net income	$3,563	$3,401
Less: Adjustments (1)	(295)	(134)
Adjusted operating earnings	$3,858	$3,535

Total Ameriprise Financial, Inc. shareholders’ equity	$5,948	$5,109
Less: AOCI, net of tax	(1,305)	(1,739)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	7,253	6,848
Less: Equity impacts attributable to CIEs	—	(3)
Adjusted operating equity	$7,253	$6,851

Return on equity, excluding AOCI	49.1%	49.7%
Adjusted operating return on equity, excluding AOCI (2)	53.2%	51.6%
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
(2) Adjusted operating return on equity, excluding accumulated other comprehensive income (“AOCI”) is calculated using adjusted operating earnings in the numerator and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 21%.
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
Variable Annuities
We have approximately $91 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $49 billion of account value with no living benefit guarantees and $42 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts currently offered by us contain GMDB provisions. We also previously offered contracts containing GMWB, GMAB or GMIB provisions. See Note 13 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.

Index
Ameriprise Financial, Inc.
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

Index
Ameriprise Financial, Inc.
Traditional Long-Duration Products
The liability for future policy benefits for traditional long-duration products include cash flows related to unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC insurance and life contingent payout annuity policies as claims are incurred in the future. A liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. Expected insurance benefits are accrued over the life of the contract in proportion to premium revenue recognized (referred to as the net premium approach). The net premium ratio reflects cash flows from contract inception to contract termination (i.e., through the claim paying period) and cannot exceed 100%.
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

Index
Ameriprise Financial, Inc.
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

Index
Ameriprise Financial, Inc.
Economic Environment
Global equity market conditions and fluctuations affect our results of operations and financial condition. The following table presents relevant market indices:

	Years Ended December 31,
	2025	2024	Change
S&P 500
Daily average	6,211	5,428	14%
Period end	6,846	5,882	16%
Weighted Equity Index (“WEI”) (1)
Daily average	3,920	3,456	13%
Period end	4,317	3,676	17%
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
Assets Under Management, Administration, and Advisement
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
Assets under advisement includes assets for which we provide advisory services such as model portfolios but do not have full discretionary investment authority.
The following table presents detail regarding our Assets Under Management, Administration, and Advisement:

	December 31,		Change
	2025	2024
	(in billions)
Assets Under Management, Administration, and Advisement
Advice & Wealth Management AUM	$666.4	$570.1	$96.3	17%
Asset Management AUM	678.1	644.9	33.2	5
Corporate AUM	0.9	0.6	0.3	50
Eliminations	(47.6)	(44.8)	(2.8)	(6)
Total Assets Under Management	1,297.8	1,170.8	127.0	11
Total Assets Under Administration	355.6	317.2	38.4	12
Total Assets Under Advisement (net of eliminations)	40.8	34.0	6.8	20
Total Assets Under Management, Administration, and Advisement	$1,694.2	$1,522.0	$172.2	11%
Total AUM increased $127.0 billion, or 11%, to $1.3 trillion as of December 31, 2025 compared to $1.2 trillion as of December 31, 2024 due to a $96.3 billion increase in Advice & Wealth Management AUM driven by market appreciation and wrap account net inflows and an $33.2 billion increase in Asset Management AUM primarily driven by market appreciation and a favorable foreign exchange impact, partially offset by net outflows. Total Asset Under Administration increased $38.4 billion, or 12%, to $355.6 billion as of December 31, 2025 compared to the prior year primarily driven by equity market appreciation and a continued increase in third-party money market funds. Total Assets Under Advisement increased $6.8 billion, or 20%, to $40.8 billion as December 31, 2025 due to market appreciation and net inflows. See our segment results of operations discussion for additional information on changes in our AUM.

Index
Ameriprise Financial, Inc.
Consolidated Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$11,109	$10,143	$966	10%
Distribution fees	2,117	2,060	57	3
Net investment income	3,570	3,648	(78)	(2)
Premiums, policy and contract charges	1,587	1,559	28	2
Other revenues	528	516	12	2
Total revenues	18,911	17,926	985	5
Banking and deposit interest expense	431	662	(231)	(35)
Total net revenues	18,480	17,264	1,216	7
Expenses
Distribution expenses	6,741	6,024	717	12
Interest credited to fixed accounts	475	616	(141)	(23)
Benefits, claims, losses and settlement expenses	1,303	1,299	4	—
Remeasurement (gains) losses of future policy benefit reserves	10	(44)	54	NM
Change in fair value of market risk benefits	1,004	628	376	60
Amortization of deferred acquisition costs	242	242	—	—
Interest and debt expense	326	329	(3)	(1)
General and administrative expense	3,875	3,903	(28)	(1)
Total benefits and expenses	13,976	12,997	979	8
Pretax income	4,504	4,267	237	6
Income tax provision	941	866	75	9
Net income	$3,563	$3,401	$162	5%
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income increased $237 million, or 6%, for 2025 compared to the prior year. The following impacts were significant drivers of the year-over-year change in pretax income:
•The favorable impact from the cumulative impact of wrap net inflows and improved transactional activity.
•A favorable impact from higher average equity markets compared to the prior year. Our average WEI, which is a proxy for equity movements on AUM, increased 13% in 2025 compared to the prior year.
•The favorable impact of unlocking was $22 million for 2025 compared to an unfavorable impact of $77 million for the prior year.
•The market impact on non-traditional long-duration products, net of hedges was an expense of $366 million for 2025 compared to an expense of $153 million for the prior year.
•The unfavorable impact from the cumulative impact of Asset Management net outflows.

Index
Ameriprise Financial, Inc.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking, for the years ended December 31:

Pretax Increase (Decrease)	2025	2024
	(in millions)
Premiums, policy and contract charges	$118	$(4)
Other revenues	3	—
Total revenues	121	(4)

Interest credited to fixed accounts	(21)	(10)
Benefits, claims, losses and settlement expenses	16	(4)
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	26	4
Unlocking impact, excluding LTC	(10)	(24)
Total remeasurement (gains) losses of future policy benefit reserves	16	(20)
Change in fair value of market risk benefits	88	107
Total benefits and expenses	99	73
Pretax income (loss) (1)	$22	$(77)
(1) Includes a $28 million net benefit for 2025 and a $17 million net benefit for 2024 primarily related to the market impact on IUL benefits, which are excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking.
The primary drivers of the unlocking impact for 2025 included net unfavorable changes to variable annuity surrender and utilization assumptions, net unfavorable changes in LTC morbidity and mortality assumptions, favorable claims incidence rates on disability insurance, and net favorable model changes primarily related to cost of reinsurance and index credits associated with non-traditional insurance products. In the prior year, the primary driver of the unlocking impact was lowered surrender assumptions on variable annuities with living benefits resulting in an expense, partially offset by the updated claims incident rates on disability insurance.
Net Revenues
Management and financial advice fees increased $966 million, or 10%, for 2025 compared to the prior year primarily reflecting market appreciation and continued wrap account net inflows as well as higher performance fees, partially offset by the cumulative impact of Asset Management and variable annuity net outflows.
Distribution fees increased $57 million, or 3%, for 2025 compared to the prior year primarily due to market appreciation and higher transactional activity, partially offset by $52 million of lower fees on off-balance sheet brokerage cash.
Net investment income decreased $78 million, or 2%, for 2025 compared to the prior year primarily reflecting lower average invested assets supporting certificates and the unfavorable impact of declining investment portfolio yields, partially offset by the favorable impact of growth in structured variable annuities (“SVA”) products.
Banking and deposit interest expense decreased $231 million, or 35%, for 2025 compared to the prior year primarily reflecting lower certificate balances and lower average crediting rates on both certificates and Ameriprise Bank, FSB (“Ameriprise Bank”) cash deposits.
Expenses
Distribution expenses increased $717 million, or 12%, for 2025 compared to the prior year primarily reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as investments in recruiting experienced advisors, partially offset by the cumulative impact of Asset Management net outflows.
Interest credited to fixed accounts decreased $141 million, or 23%, for 2025 compared to the prior year primarily reflecting the following items:
•A $121 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $109 million for 2025 compared to an expense of $12 million for the prior year. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior year, which reflected higher option costs due to a higher starting option budget and new money rate.
•A $13 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $6 million for 2025 compared to an unfavorable impact of $19 million for the prior year.
Benefits, claims, losses and settlement expenses increased $4 million for 2025 compared to the prior year primarily reflecting a $21 million increase in expense from market impacts on SVA embedded derivative, net of hedging activity. This increase was the result of

Index
Ameriprise Financial, Inc.
a favorable $147 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $168 million change in the market impact on the SVA embedded derivative. This increase also reflects the impact of increased volume in SVAs, partially offset by the impact of lower sales of life contingent payout annuities.
Remeasurement (gains) losses of future policy benefit reserves increased $54 million for 2025 compared to the prior year primarily reflecting the unfavorable impact of unlocking in the current period compared to a favorable impact of unlocking for the prior year period.
Change in fair value of market risk benefits increased $376 million, or 60%, for 2025 compared to the prior year primarily reflecting the following items:
•A $335 million increase in expense from market impacts on variable annuity guaranteed benefits, net of hedges. This increase was the result of an unfavorable $1.1 billion change in the market impact on variable annuity guaranteed benefits reserves and a favorable $810 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for 2025 compared to the prior year.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for 2025 compared to a benefit in the prior year.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for 2025 compared to the prior year.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for 2025 compared to the prior year.
General and administrative expense decreased $28 million, or 1%, for 2025 compared to the prior year primarily reflecting ongoing benefits from our initiatives to enhance operational efficiency and effectiveness, as well as lower severance expenses, partially offset by higher performance fee compensation, higher volume-related expenses and investments for business growth.
Income Taxes
Our effective tax rate was 20.9% for 2025 compared to 20.3% for the prior year. See Note 24 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
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

Index
Ameriprise Financial, Inc.
The following table presents summary financial information by segment:

	Years Ended December 31,
	2025	2024
	(in millions)
Advice & Wealth Management
Net revenues	$11,741	$10,780
Expenses	8,330	7,547
Adjusted operating earnings	$3,411	$3,233
Asset Management
Net revenues	$3,621	$3,515
Expenses	2,605	2,595
Adjusted operating earnings	$1,016	$920
Retirement & Protection Solutions
Net revenues	$3,955	$3,773
Expenses	3,109	3,047
Adjusted operating earnings	$846	$726
Corporate & Other
Net revenues	$427	$454
Expenses	823	897
Adjusted operating loss	$(396)	$(443)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to our annual assumption updates, referred to as unlocking, for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2025		2024
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Premiums, policy and contract charges	$117	$—	$(5)	$—
Other revenues	—	3	—	—
Total revenues	117	3	(5)	—

Benefits, claims, losses and settlement expenses	16	—	4	—
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	—	26	—	4
Unlocking, excluding LTC	(10)	—	(24)	—
Total remeasurement (gains) losses of future policy benefit reserves	(10)	26	(24)	4
Change in fair value of market risk benefits	94	—	105	—
Total benefits and expenses	100	26	85	4
Pretax income (loss)	$17	$(23)	$(90)	$(4)
Advice & Wealth Management
The following table presents Advice & Wealth Management total client assets as of December 31:

	2025	2024
	(in billions)
Wrap assets (1)	$670.4	$573.9
Brokerage and other assets (1)	495.0	455.0
Total client assets	$1,165.4	$1,028.9
(1) Total cash balances (included in the wrap and brokerage and other assets above)	$87.0	$85.4
Total client assets increased $136.5 billion, or 13%, to $1.2 trillion compared to a year ago primarily due to market appreciation and client net inflows.

Index
Ameriprise Financial, Inc.
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2025	2024
	(in billions)
Beginning balance	$573.9	$488.2
Net flows	30.9	33.1
Market appreciation (depreciation) and other	65.6	52.6
Ending balance	$670.4	$573.9

Advisory wrap account assets ending balance (1)	$664.4	$568.3
Average advisory wrap account assets (2)	$606.2	$528.3
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average advisory wrap account assets are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the twelve months ended December 31, 2025 and 2024, which is reflective of our billing cycle.
Wrap account assets increased $96.5 billion, or 17%, to $670.4 billion during 2025 primarily due to market appreciation of $65.6 billion and net inflows of $30.9 billion. Average advisory wrap account assets increased $77.9 billion, or 15%, compared to the prior year primarily reflecting market appreciation and continued net inflows.
The following table presents client cash balances as of December 31:

Cash and Certificates Balances	2025	2024
	(in billions)
On-balance sheet - Ameriprise Bank	$23.7	$22.3
On-balance sheet - Ameriprise Certificate Company	8.2	11.2
On-balance sheet - broker dealer	1.9	2.3
Total on-balance sheet	$33.8	$35.8
Off-balance sheet - broker dealer	5.1	5.8
Total cash and certificate balances	$38.9	$41.6
Third party cash products (money market funds and brokered CDs)	48.1	43.8
Total client cash balances	$87.0	$85.4
Ameriprise Bank is continuing its deposit growth trend, with bank deposit balances increasing 6% from the prior year to $23.7 billion as of December 31, 2025. Ameriprise Certificate Company (“ACC”) client deposits decreased $3.0 billion from the prior year to $8.2 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the past eight quarters. Third party cash products increased $4.3 billion to $48.1 billion driven by an increase of money market funds of $6.3 billion, partially offset by a decline in brokered CDs.
The following table presents assets supporting Ameriprise Bank deposits and ACC certificates as of December 31:

	Ameriprise Bank		ACC
	2025	2024	2025	2024
	(in millions)
Investments
Fixed and adjustable rate (1)	$18,768	$16,766	$4,630	$6,769
Floating rate (1)	1,771	3,463	3,095	4,253
Total Available-for-Sale securities	20,539	20,229	7,725	11,022
Cash and cash equivalents	2,941	2,537	776	824
Loans and other assets	1,930	1,316	144	150
Total assets supporting deposits or certificates	$25,410	$24,082	$8,645	$11,996
(1) Presented on an amortized cost basis.
•In Ameriprise Bank, assets included $20.5 billion of Available-for-Sale securities, $2.9 billion of cash and cash equivalents, and $1.9 billion of other assets, primarily loans. The Ameriprise Bank investment portfolio securities are mostly rated AA+ and primarily consist of structured assets, of which 9% were floating rate and sensitive to changes in short-term interest rates as of December 31, 2025. We took action to reduce the floating rate allocation from 17% as of December 31, 2024. The duration of Ameriprise Bank investments was 3.8 years as of December 31, 2025 compared to 3.6 years as of December 31, 2024. In 2025, we purchased $6.8 billion of investments, which was primarily sourced from maturities and prepayments.

Index
Ameriprise Financial, Inc.
•In ACC, assets include $7.7 billion of Available-for-Sale securities, $0.8 billion of cash and cash equivalents, and $0.1 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AA+ and primarily consist of structured assets and government bonds, of which 40% were floating rate and approximately 19% were 6-month Treasury Bills or short-term Federal Home Loan Bank securities as of December 31, 2025. The duration of ACC investments was 1.4 years as of December 31, 2025 compared to 1.1 years as of December 31, 2024.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$7,371	$6,492	$879	14%
Distribution fees	2,520	2,453	67	3
Net investment income	1,956	2,195	(239)	(11)
Other revenues	325	302	23	8
Total revenues	12,172	11,442	730	6
Banking and deposit interest expense	431	662	(231)	(35)
Total net revenues	11,741	10,780	961	9
Expenses
Distribution expenses	6,513	5,823	690	12
Interest and debt expense	55	38	17	45
General and administrative expense	1,762	1,686	76	5
Total expenses	8,330	7,547	783	10
Adjusted operating earnings	$3,411	$3,233	$178	6%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $178 million, or 6%, for 2025 compared to the prior year. This growth reflected the benefit from market appreciation and increased advisor productivity through the cumulative impact of client net inflows and higher transactional revenue. Pretax adjusted operating margin was 29.1% for 2025 compared to 30.0% for the prior year. Adjusted operating net revenue per advisor increased to $1,122,000 for 2025, up 8%, from $1,037,000 for the prior year.
Net Revenues
Management and financial advice fees increased $879 million, or 14%, for 2025 compared to the prior year primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $77.9 billion, or 15%, compared to the prior year reflecting net inflows and market appreciation.
Distribution fees increased $67 million, or 3%, for 2025 compared to the prior year due to a $119 million increase from strong transactional activity and market appreciation, while brokerage cash revenue decreased $52 million due to lower off-balance sheet brokerage cash balances and a lower average fee yield.
Net investment income decreased $239 million, or 11%, for 2025 compared to the prior year primarily due to lower average invested assets and lower investment yields on the investment portfolios supporting certificate products. Net investment income for Ameriprise Bank cash deposits was consistent with the prior year.
Banking and deposit interest expense decreased $231 million, or 35%, for 2025 compared to the prior year primarily reflecting lower balances and lower average crediting rates on certificates and lower average crediting rates on Ameriprise Bank cash deposits.
•The average certificate reserve balance for ACC was $9.8 billion for 2025 compared to $12.5 billion for the prior year with the average crediting rate of 3.64% for 2025 compared to 4.42% for 2024.
•The daily average interest-bearing deposit balance for the Ameriprise Bank increased to $22.3 billion for 2025 compared to $21.5 billion for the prior year with the average interest rate paid on deposits decreasing to 0.28% for 2025 from 0.44% for 2024, which included both cash sweep and savings products.
Expenses
Distribution expenses increased $690 million, or 12%, for 2025 compared to the prior year primarily reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as continued investments in recruiting experienced advisors.
General and administrative expense increased $76 million, or 5%, for 2025 compared to the prior year primarily reflecting higher volume related expenses and investments for business growth.

Index
Ameriprise Financial, Inc.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of December 31, 2025:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	70%	75%	76%	81%
Fixed Income	69%	89%	70%	84%
Asset Allocation	35%	88%	69%	88%

4- or 5-star Morningstar Rated Funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	103	73	75	83
(1) Retail Fund performance rankings for each fund are measured on a consistent basis against the most appropriate peer group or index. Peer groupings of Columbia funds are defined by Lipper category and are based on the Primary Share Class (i.e., Institutional if available, otherwise Institutional 3 share class), net of fees. Peer groupings of Threadneedle funds are defined by either IA or Morningstar index and are based on the Primary Share Class. Comparisons to Index are measured gross of fees.
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 89 Columbia funds rated (based on primary share class), 47 received a 4-star Overall Rating. Out of 128 Threadneedle funds rated (based on highest-rated share class), 12 received a 5-star Overall Rating and 44 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.
The following table presents managed assets by type:

	December 31,		Change		Average (1)		Change
					December 31,
	2025	2024			2025	2024
	(in billions)				(in billions)
Equity	$370.5	$343.0	$27.5	8%	$351.4	$340.1	$11.3	3%
Fixed income	234.2	231.5	2.7	1	232.1	234.3	(2.2)	(1)
Money market	23.3	20.3	3.0	15	21.1	21.9	(0.8)	(4)
Alternative	29.7	30.9	(1.2)	(4)	29.1	32.7	(3.6)	(11)
Hybrid and other	20.4	19.2	1.2	6	19.8	19.0	0.8	4
Total managed assets	$678.1	$644.9	$33.2	5%	$653.5	$648.0	$5.5	1%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
Ameriprise Financial, Inc.
The following table presents the changes in global assets under management and advisement:

	Years Ended December 31,
	2025	2024
	(in billions)
Global Retail Funds
Beginning managed assets	$352.7	$334.9
Inflows	57.1	54.9
Outflows	(75.6)	(68.5)
Net VP/VIT fund flows	(6.8)	(6.6)
Net new flows	(25.3)	(20.2)
Reinvested dividends	15.7	14.3
Net flows	(9.6)	(5.9)
Distributions	(17.1)	(16.2)
Market appreciation (depreciation) and other	46.9	41.2
Foreign currency translation (1)	5.1	(1.3)
Total ending managed assets	378.0	352.7

Global Institutional
Beginning managed assets	292.2	302.0
Inflows (2)	40.9	35.8
Outflows (2)	(63.0)	(50.3)
Net flows	(22.1)	(14.5)
Market appreciation (depreciation) and other (3)	20.0	7.4
Foreign currency translation (1)	10.0	(2.7)
Total ending managed assets	300.1	292.2
Total managed assets	678.1	644.9
Total assets under advisement (4)	42.9	35.6
Total assets under management and advisement	$721.0	$680.5

Total assets under management net flows	$(31.7)	$(20.4)
Model delivery assets under advisement flows (5)	3.2	2.8
Total assets under management and advisement flows (5)	$(28.5)	$(17.6)

Legacy insurance partners net flows (6)	$(4.1)	$(11.7)
(1) Amounts represent local currency to U.S. dollar translation for reporting purposes.
(2) Global Institutional inflows and outflows include flows from our structured variable annuity product and Ameriprise Bank.
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
Total segment AUM increased $33.2 billion, or 5%, during 2025 primarily driven by equity market appreciation and a favorable foreign exchange impact, partially offset by net outflows. Total AUM net outflows were $31.7 billion for 2025 and included a large institutional client repositioning into passive strategies and $3.9 billion of outflows from our U.S. real estate products. Model delivery assets under advisement increased $7.3 billion, or 21%, with net inflows of $3.2 billion for 2025 compared to $2.8 billion for the prior year.

Index
Ameriprise Financial, Inc.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$3,153	$3,051	$102	3%
Distribution fees	384	388	(4)	(1)
Net investment income	60	55	5	9
Other revenues	24	21	3	14
Total revenues	3,621	3,515	106	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,621	3,515	106	3
Expenses
Distribution expenses	1,005	989	16	2
Amortization of deferred acquisition costs	7	7	—	—
Interest and debt expense	12	7	5	71
General and administrative expense	1,581	1,592	(11)	(1)
Total expenses	2,605	2,595	10	—
Adjusted operating earnings	$1,016	$920	$96	10%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $96 million, or 10%, for 2025 compared to the prior year primarily due to equity market appreciation, higher performance fees and the positive impact from expense management actions, partially offset by the cumulative impact of net outflows.
Net Revenues
Management and financial advice fees increased $102 million, or 3%, for 2025 compared to the prior year primarily driven by market appreciation and an increase of $55 million in performance fees, partially offset by the cumulative impact of net outflows.
Expenses
Distribution expenses increased $16 million, or 2%, for 2025 compared to the prior year primarily due to market appreciation, partially offset by the cumulative impact of net outflows.
General and administrative expense decreased $11 million, or 1%, for 2025 compared to the prior year primarily reflecting the benefits from our initiatives to enhance operational efficiency and effectiveness, partially offset by $34 million of higher performance fee related compensation.

Index
Ameriprise Financial, Inc.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2025	2024
	(in millions)
Revenues
Management and financial advice fees	$754	$768	$(14)	(2)%
Distribution fees	415	422	(7)	(2)
Net investment income	1,263	1,080	183	17
Premiums, policy and contract charges	1,519	1,496	23	2
Other revenues	4	7	(3)	(43)
Total revenues	3,955	3,773	182	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,955	3,773	182	5
Expenses
Distribution expenses	520	515	5	1
Interest credited to fixed accounts	373	367	6	2
Benefits, claims, losses and settlement expenses	913	927	(14)	(2)
Remeasurement (gains) losses of future policy benefit reserves	(24)	(36)	12	33
Change in fair value of market risk benefits	726	684	42	6
Amortization of deferred acquisition costs	229	227	2	1
Interest and debt expense	40	45	(5)	(11)
General and administrative expense	332	318	14	4
Total expenses	3,109	3,047	62	2
Adjusted operating earnings	$846	$726	$120	17%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $120 million, or 17%, for 2025 compared to the prior year primarily reflecting unlocking impacts, higher investment income, and market appreciation.
Variable annuity account balances increased 6% to $91.3 billion as of December 31, 2025 compared to the prior year due to market appreciation, partially offset by net outflows of $4.5 billion. Variable annuity sales decreased 2% to $4.9 billion for 2025 compared to the prior year, with sales of SVAs remaining strong. Account values with living benefit riders declined to 46% as of December 31, 2025 compared to 50% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Management and financial advice fees decreased $14 million, or 2%, for 2025 compared to the prior year primarily reflecting the impact from variable annuity net outflows, partially offset by market appreciation.
Net investment income, which excludes net realized investment gains or losses, increased $183 million, or 17%, for 2025 compared to the prior year primarily due to increased SVA balances and higher investment portfolio yields from investment portfolio repositioning.
Premiums, policy and contract charges increased $23 million, or 2%, for 2025 compared to the prior year primarily due to model changes related to the cost of reinsurance associated with non-traditional insurance products, partially offset by lower sales of life contingent payout annuities.
Expenses
Benefits, claims, losses and settlement expenses, which exclude the market impact on SVA indexed account embedded derivative (net of hedges) and mean reversion related impacts, decreased $14 million, or 2%, for 2025 compared to the prior year primarily reflecting the impact of lower sales of life contingent payout annuities, partially offset by increased volume in SVAs.
Remeasurement (gains) losses of future policy benefit reserves increased $12 million, or 33%, for 2025 compared to the prior year reflecting the less favorable impact of unlocking in the current year compared to the prior year.

Index
Ameriprise Financial, Inc.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), increased $42 million, or 6%, for 2025 compared to the prior year primarily reflecting market appreciation on contractual fees, partially offset by the impacts of unlocking.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2025	2024
	(in millions)
Revenues
Distribution fees	$—	$1	$(1)	NM
Net investment income	195	203	(8)	(4)
Premiums, policy and contract charges	90	94	(4)	(4)
Other revenues	175	186	(11)	(6)
Total revenues	460	484	(24)	(5)
Banking and deposit interest expense	33	30	3	10
Total net revenues	427	454	(27)	(6)
Expenses
Distribution expenses	(11)	(10)	(1)	(10)
Interest credited to fixed accounts	202	216	(14)	(6)
Benefits, claims, losses and settlement expenses	215	217	(2)	(1)
Remeasurement (gains) losses of future policy benefit reserves	34	(8)	42	NM
Amortization of deferred acquisition costs	6	8	(2)	(25)
Interest and debt expense	105	108	(3)	(3)
General and administrative expense	272	366	(94)	(26)
Total expenses	823	897	(74)	(8)
Adjusted operating loss	$(396)	$(443)	$47	11%
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
Our Corporate & Other segment pretax adjusted operating loss decreased $47 million, or 11%, for 2025 compared to the prior year, primarily reflecting lower severance and technology expenses.
LTC insurance had pretax adjusted operating earnings of $2 million for 2025 compared to pretax adjusted operating earnings of $58 million for the prior year primarily reflecting the impact of unlocking from updating morbidity and mortality assumptions and lower investment portfolio yields in 2025 as well as a higher level of closed claims in 2024.
FA business had a pretax adjusted operating loss of $28 million for 2025 compared to a pretax adjusted operating loss of $28 million for the prior year. Fixed deferred annuity account balances declined 8% to $5.2 billion as of December 31, 2025, compared to the prior year as policies continue to lapse.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $8 million, or 4%, for 2025 compared to the prior year primarily reflecting lower investment portfolio yields, partially offset by the impact of our affordable housing partnerships.
Other revenues decreased $11 million, or 6%, for 2025 compared to the prior year primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Expenses
Remeasurement (gains) losses of future policy benefit reserves increased $42 million for 2025 compared to the prior year primarily

Index
Ameriprise Financial, Inc.
reflecting the net unfavorable unlocking changes in LTC morbidity and mortality assumptions.
General and administrative expense, which excludes integration and restructuring charges and expenses attributable to CIEs, decreased $94 million, or 26%, for 2025 compared to the prior year primarily reflecting lower severance expenses associated with our initiatives to enhance operational efficiency and effectiveness and expenses to accelerate our transition to cloud-based technology, as well as unfavorable mark-to-market impacts on share-based compensation in the prior year.
Closed Block LTC Insurance
As of December 31, 2025, our nursing home indemnity LTC block had approximately $59 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 48% of GAAP reserves. This block continues to shrink given the average attained age is 85 and the average attained age of policyholders on claim is 89. Fifty-four percent of daily benefits in force in this block are lifetime benefits.
As of December 31, 2025, our comprehensive reimbursement LTC block had approximately $108 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.4 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 81 and the average attained age of policyholders on claim is 86. Thirty-three percent of daily benefits in force in this block are lifetime benefits.
We utilize three primary levers to manage our LTC business. First, we have taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 283% on our nursing home indemnity LTC block (excluding home care riders) and 174% on our comprehensive reimbursement LTC block as of December 31, 2025. Second, we have a reserving process that reflects the policy features and risk characteristics of our blocks. As of December 31, 2025, we had 48,000 policies that were closed with claim activity, as well as 7,000 open claims. We apply this experience to our in force policies, which were 70,000 as of December 31, 2025, at a very granular level by issue year, attained age and benefit features. Our statutory reserves are $238 million higher than our GAAP reserves as they include margins on key assumptions for morbidity and mortality and include $330 million in asset adequacy reserves as of December 31, 2025. Lastly, we have prudently managed our investment portfolio primarily through a liquid, investment grade portfolio.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of December 31, 2025. As our estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $481 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2025 credit spreads.

Index
Ameriprise Financial, Inc.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the year ended December 31, 2025. At December 31, 2025 and 2024, we had $10.0 billion and $8.1 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At December 31, 2025 and 2024, Ameriprise Financial, Inc. had $987 million and $856 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity for Ameriprise Financial, Inc. include a line of credit with an affiliate up to $750 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in November 2029. Management’s estimate of liquidity available to the Ameriprise Financial, Inc. in a volatile and uncertain economic environment as of December 31, 2025 was $2.2 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2025, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remained in compliance with all such covenants as of December 31, 2025.
In addition, we have access to collateralized borrowings, which may include repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of December 31, 2025 and 2024, we had $13.7 billion and $8.5 billion, respectively, of estimated borrowing capacity under the FHLB facilities, of which $200 million and $201 million was outstanding as of December 31, 2025 and 2024, respectively, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities. In addition, Ameriprise Bank maintains access to borrowings from the Federal Reserve which are collateralized with residential mortgage backed securities, commercial mortgage backed securities and corporate debt securities. As of December 31, 2025 and 2024, we estimated $8.5 billion and $11.9 billion, respectively, of borrowing capacity from the Federal Reserve in addition to the FHLB capacity and there were no outstanding obligations.
Short-term contractual obligations for the year 2026 include investment certificate maturities of $7.8 billion and estimated insurance and annuity benefits of $2.9 billion in addition to operating liquidity needs and maturing long-term debt in September 2026 of $500 million. We also hold banking and brokerage deposits of $25.6 billion that are payable on demand. Long-term contractual obligations for years after 2026 include estimated insurance and annuity benefits of $73.3 billion.
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
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” (“BBA”) for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. For information on the impact of the BBA, see “Business - Regulation - Federal Banking and Financial Holding Company Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K.
We are an applicable corporation required to compute the corporate alternative minimum tax (“CAMT”); however, as of December 31, 2025, based on current estimates, we do not expect to be liable for CAMT in 2025. This estimate is based on interpretations and assumptions of available guidance, including proposed regulations and notices, that we have made regarding the CAMT provisions of the Inflation Reduction Act of 2022.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. As of December 31, 2025, the tax impact was not material to the consolidated financial statements. We continue to monitor the adoption and implementation of these rules and evaluate the potential impact on our consolidated financial statements.

Index
Ameriprise Financial, Inc.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, ACC, Ameriprise Bank, AMPF Holding, LLC, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp. (“CMIS”), our investment advisory company, Columbia Management Investment Advisers, LLC (“CMIA”), TAM UK International Holdings Ltd., which includes Ameriprise International Holdings GmbH within its organizational structure, and Columbia Threadneedle Investments UK International Ltd. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements. For example, RiverSource Life payments in excess of statutory unassigned funds require advanced notice to the Minnesota Department of Commerce (“MN DOC”), RiverSource Life’s primary regulator, and are subject to potential disapproval. In addition, dividends and other distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advanced notice to MN DOC, and are subject to potential disapproval.
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
ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the SEC and MN DOC. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets.
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

Index
Ameriprise Financial, Inc.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)
RiverSource Life (1)	$2,731	$2,700	$522	$489
RiverSource Life of NY (1)	216	219	38	38
ACC (3)(4)	476	644	434	596
TAM UK International Holdings Ltd.(5)	471	692	302	265
Ameriprise Bank (6)	1,821	1,763	1,245	1,199
AFS (2)(3)	138	113	#	#
Ameriprise Captive Insurance Company (2)	31	36	9	13
Ameriprise Trust Company (2)	86	74	59	51
AEIS (2)(3)	173	141	35	30
RiverSource Distributors, Inc. (2)(3)	14	13	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	30	19	#	#
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2025 and 2024.
(3) Actual capital is determined on an adjusted GAAP basis.
(4) ACC is required to hold capital in compliance with MN DOC and SEC capital requirements.
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

Index
Ameriprise Financial, Inc.
The following table presents dividends paid or return of capital to the parent holding company, net of capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2025	2024	2023
	(in millions)
RiverSource Life	$600	$600	$600
Ameriprise Bank	690	675	475
ACC	266	225	(131)
CMIA	620	490	435
CMIS	—	—	20
TAM UK International Holdings Ltd.	117	(20)	184
Ameriprise Advisor Capital, LLC	(320)	225	(178)
Ameriprise Captive Insurance Company	27	10	5
AMPF Holding, LLC	1,865	1,685	1,370
Ameriprise India	11	—	13
Columbia Threadneedle Investments UK International Ltd.	195	46	—
Columbia Threadneedle Canada, Inc.	—	1	—
Ameriprise Holdings, Inc.	(10)	—	(15)
Total (1)	$4,061	$3,937	$2,778
(1) Dividends paid or return of capital to the parent holding company, net of capital contributions by segment for the years ended December 31, 2025, 2024 and 2023 was as follows: Advice & Wealth Management ($2,491, $2,810, $1,521, respectively); Asset Management ($932, $517, $639); Retirement & Protection Solutions ($627, $610, $605); Corporate & Other ($11, nil, $13). Segment allocation is based on the subsidiary’s primary association with our segments.
In 2009, RiverSource Life established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with our domiciliary regulator and rating agencies. GLIC is domiciled in Delaware, so in the event GLIC were subjected to rehabilitation or insolvency proceedings, such proceedings would be located in (and governed by) Delaware laws. Delaware courts have a long tradition of respecting commercial and reinsurance affairs, as well as contracts among sophisticated parties. Similar credit protections to what we have with GLIC have been tested and respected in Delaware and elsewhere in the United States, and as a result we believe our credit protections would be respected even in the unlikely event that GLIC becomes subject to rehabilitation or insolvency proceedings in Delaware. Accordingly, while no credit protections are perfect, we believe the correct way to think about the risks represented by our counterparty credit exposure to GLIC is not the full amount of the gross liability that GLIC reinsures, but a much smaller net exposure to GLIC (if any that might exist after taking into account our credit protections). Thus, management believes that our agreement and offsetting non-LTC legacy arrangements with GLIC will enable RiverSource Life to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $614 million and $593 million for the years ended December 31, 2025 and 2024, respectively. On January 29, 2026, we announced a quarterly dividend of $1.60 per common share. The dividend will be paid on February 27, 2026 to our shareholders of record at the close of business on February 9, 2026.
On July 24, 2023, our Board of Directors authorized $3.5 billion for the repurchase of our common stock through September 30, 2025, which was exhausted during the second quarter of 2025. On April 22, 2025, our Board of Directors authorized $4.5 billion for the repurchase of our common stock through June 30, 2027. As of December 31, 2025, we had $2.6 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing excess capital, future free cash flow generation and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2025, we repurchased a total of 5.5 million shares of our common stock at an average price of $500.18 per share.
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

Index
Ameriprise Financial, Inc.
Operating Activities
Net cash provided by operating activities increased $1.7 billion to $8.3 billion for the year ended December 31, 2025 compared to $6.6 billion for the prior year primarily reflecting earnings from our fee based business operations and an increase in cash collateral provided by our derivative counterparties.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and in recent quarters is significantly affected by the net flows of our face amount certificates and bank deposit activity.
Net cash used in investing activities increased $977 million to $1.5 billion for the year ended December 31, 2025 compared to $551 million for the prior year driven by a $585 million increase in certain lending activities and a $435 million increase in cash net outflows related to purchases and sales of investments by CIEs. Net investing activities associated with Available-for-Sale securities decreased $81 million compared to the prior year.
Financing Activities
Net cash used in financing activities remained flat at $5.2 billion for the year ended December 31, 2025 compared to the prior year primarily reflecting a $547 million increase in banking deposit net inflows and an increase in cash of $741 million from the issuance of long-term debt in the current year, offset by a $789 million increase in net cash outflows from investment certificates and $459 million of additional share repurchases compared to the prior year.
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

Index
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

Index
Ameriprise Financial, Inc.
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2025:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(381)	$2	$(379)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(804)	655	(149)
Indexing feature for structured variable annuities	1,360	(1,335)	25
Total variable annuity and structured variable annuity benefits	556	(680)	(124)
IUL insurance	66	(73)	(7)
Total	$241	$(751)	$(510)	(2)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(66)	$—	$(66)
Variable annuity and structured variable annuity benefits:
Market risk benefits	974	(693)	281
Indexing feature for structured variable annuities	(24)	191	167
Total variable annuity and structured variable annuity benefits	950	(502)	448
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	32	—	32
Banking deposits	40	—	40
Brokerage client cash balances	52	—	52
Certificates	(2)	—	(2)
IUL insurance	7	3	10
Total	$1,013	$(499)	$514
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(379) million as of December 31, 2025.
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. As of December 31, 2025, the value of our assets under management was $1.3 trillion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We currently only hedge certain equity price risk for this exposure, primarily using futures and swaps. We currently do not hedge any of the interest rate risk for this exposure.

Index
Ameriprise Financial, Inc.
Market Risk Benefits
The total contract value of all variable annuities as of December 31, 2025 was $91.3 billion. See Note 13 to our Consolidated Financial Statements for details of the reserves associated with market risk benefits. The changes in fair value of variable annuity market risk benefits are recorded through earnings, with the exception of the portion of the change in fair value due to a change in our nonperformance risk, which is recognized in other comprehensive income (loss). Fair value is calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.
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
Structured Variable Annuities
Structured variable annuities offer the contractholder the ability to allocate account value to either an account that earns fixed interest (fixed account) or an account that is impacted by the performance of various equity indices (indexed account) subject to a cap, floor or buffer. Our earnings are based upon the spread between investment income earned and the credits made to the fixed account and benefits reflected in an indexed account of the structured variable annuities. As of December 31, 2025, we had $21.5 billion in liabilities related to structured variable annuities.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $46.5 billion in Policyholder account balances, future policy benefits and claims as of December 31, 2025, $15.2 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2027 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.5 billion and 4.1%, respectively, as of December 31, 2025. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $28.2 billion and had a

Index
Ameriprise Financial, Inc.
weighted average yield of 4.7% as of December 31, 2025. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2025 was approximately 5.1%.
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
See Note 11 to our Consolidated Financial Statements for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2025 and 2024 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
Banking Deposits and Brokerage Client Cash Balances
We pay interest on banking deposits and certain brokerage client cash balances and have the ability to reset these rates from time to time based on prevailing economic and business conditions. We earn revenue to fund the interest paid from interest-earning assets or fees from off-balance sheet deposits at Federal Deposit Insurance Corporation insured institutions, which are indexed to short-term interest rates. In general, the change in interest paid lags the change in revenues earned. As of December 31, 2025 we had $23.7 billion of bank deposits and $1.9 billion of brokerage deposits.
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from 3 months to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. As of December 31, 2025 we had $8.1 billion related to reserves for our fixed rate certificate products.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2025, we had $2.9 billion in liabilities related to the indexed accounts of IUL.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds related to our net investment in Threadneedle, which was approximately £1.2 billion as of December 31, 2025. We also have exposure related to operations in foreign countries to Euros, Indian Rupees and other currencies. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. As of December 31, 2025, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.

Index
Ameriprise Financial, Inc.
Interest Rate Risk on External Debt
The stated interest rates on our $3.1 billion of senior unsecured notes are fixed.
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
We manage our credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting arrangements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Generally, our current credit exposure on over-the-counter derivative contracts is limited to a derivative counterparty’s net positive fair value of derivative contracts after taking into consideration the existence of netting arrangements and any collateral received. This exposure is monitored and managed to an acceptable threshold level. For certain OTC derivatives, our counterparties are required to both post and collect initial margin above a regulatory threshold providing us and our counterparties with additional protection above the daily collateralization of net market value of the positions.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2025, our largest reinsurance credit risks are related to coinsurance treaties with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company and with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 and Note 8 to our Consolidated Financial Statements for additional information on reinsurance.

Index
Ameriprise Financial, Inc.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Index
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of market risk benefits
As described in Notes 2 and 13 to the consolidated financial statements, market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Market risk benefits are measured at fair value, at the individual contract level, using a non-option-based valuation approach or an option-based valuation approach, dependent upon the fee structure of the contract. The significant assumptions used by management to develop the fair value measurements of market risk benefits include utilization of guaranteed withdrawals, surrender rate, market volatility and nonperformance risk. As of December 31, 2025, the market risk benefits asset was $2,274 million and the market risk benefits liability was $1,182 million.
The principal considerations for our determination that performing procedures relating to the valuation of market risk benefits is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the market risk benefits, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to utilization of guaranteed withdrawals, surrender rate, market volatility and nonperformance risk (collectively, the significant market risk benefit assumptions), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 19, 2026

We have served as the Company’s auditor since 2010.

Index
Ameriprise Financial, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$11,109	$10,143	$8,907
Distribution fees	2,117	2,060	1,931
Net investment income	3,570	3,648	3,206
Premiums, policy and contract charges	1,587	1,559	1,539
Other revenues	528	516	513
Total revenues	18,911	17,926	16,096
Banking and deposit interest expense	431	662	561
Total net revenues	18,480	17,264	15,535
Benefits and expenses
Distribution expenses	6,741	6,024	5,078
Interest credited to fixed accounts	475	616	654
Benefits, claims, losses and settlement expenses	1,303	1,299	1,350
Remeasurement (gains) losses of future policy benefit reserves	10	(44)	(20)
Change in fair value of market risk benefits	1,004	628	798
Amortization of deferred acquisition costs	242	242	246
Interest and debt expense	326	329	324
General and administrative expense	3,875	3,903	3,871
Total benefits and expenses	13,976	12,997	12,301
Pretax income	4,504	4,267	3,234
Income tax provision	941	866	678
Net income	$3,563	$3,401	$2,556

Earnings per share
Basic	$36.85	$33.67	$24.18
Diluted	$36.28	$33.05	$23.71
See Notes to Consolidated Financial Statements.

Index
Ameriprise Financial, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Net income	$3,563	$3,401	$2,556
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	944	(211)	802
Net unrealized gains (losses) on derivatives	(9)	—	2
Effect of changes in discount rate assumptions on certain long-duration contracts	(72)	153	(54)
Effect of changes in instrument-specific credit risk on market risk benefits	20	(62)	(65)
Defined benefit plans	14	15	15
Foreign currency translation adjustment	118	(37)	80
Other	1	—	—
Total other comprehensive income (loss), net of tax	1,016	(142)	780
Total comprehensive income (loss)	$4,579	$3,259	$3,336
See Notes to Consolidated Financial Statements.

Index
Ameriprise Financial, Inc.
Consolidated Balance Sheets

	December 31,
	2025	2024
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$9,953	$8,149
Cash of consolidated investment entities	150	373
Investments (allowance for credit losses: 2025, $26; 2024, $25)	58,406	56,423
Investments of consolidated investment entities, at fair value	2,618	2,387
Market risk benefits	2,274	2,182
Separate account assets	80,044	78,114
Receivables (allowance for credit losses: 2025, $71; 2024, $69)	14,920	14,472
Receivables of consolidated investment entities, at fair value	30	31
Deferred acquisition costs	2,625	2,677
Restricted and segregated cash, cash equivalents and investments	1,055	1,444
Other assets	18,829	15,149
Other assets of consolidated investment entities, at fair value	—	2
Total assets	$190,904	$181,403

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$46,498	$41,873
Market risk benefits	1,182	1,263
Separate account liabilities	80,044	78,114
Customer deposits	33,750	35,826
Short-term borrowings	200	201
Long-term debt	3,077	2,842
Debt of consolidated investment entities, at fair value	2,585	2,429
Accounts payable and accrued expenses	2,982	2,704
Other liabilities	13,878	10,609
Other liabilities of consolidated investment entities, at fair value	159	314
Total liabilities	184,355	176,175

Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 338,058,287 and 337,729,050, respectively)	3	3
Additional paid-in capital	10,377	10,141
Retained earnings	27,662	24,713
Treasury shares, at cost (246,794,407 and 241,562,357 shares, respectively)	(30,601)	(27,721)
Accumulated other comprehensive income (loss), net of tax	(892)	(1,908)
Total equity	6,549	5,228
Total liabilities and equity	$190,904	$181,403
See Notes to Consolidated Financial Statements.

Index
Ameriprise Financial, Inc.
Consolidated Statements of Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except share amounts)
Balances at January 1, 2023	105,278,990	$3	$9,517	$19,918	$(23,089)	$(2,546)	$3,803
Net income	—	—	—	2,556	—	—	2,556
Other comprehensive income (loss), net of tax	—	—	—	—	—	780	780
Dividends to shareholders	—	—	—	(569)	—	—	(569)
Repurchase of common shares	(6,659,042)	—	—	—	(2,212)	—	(2,212)
Share-based compensation plans	1,553,264	—	307	—	64	—	371
Balances at December 31, 2023	100,173,212	3	9,824	21,905	(25,237)	(1,766)	4,729
Net income	—	—	—	3,401	—	—	3,401
Other comprehensive income (loss), net of tax	—	—	—	—	—	(142)	(142)
Dividends to shareholders	—	—	—	(593)	—	—	(593)
Repurchase of common shares	(5,717,527)	—	—	—	(2,566)	—	(2,566)
Share-based compensation plans	1,711,008	—	317	—	82	—	399
Balances at December 31, 2024	96,166,693	3	10,141	24,713	(27,721)	(1,908)	5,228
Net income	—	—	—	3,563	—	—	3,563
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,016	1,016
Dividends to shareholders	—	—	—	(614)	—	—	(614)
Repurchase of common shares	(5,893,906)	—	—	—	(2,957)	—	(2,957)
Share-based compensation plans	991,093	—	236	—	77	—	313
Balances at December 31, 2025	91,263,880	$3	$10,377	$27,662	$(30,601)	$(892)	$6,549
See Notes to Consolidated Financial Statements.

Index

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Cash Flows from Operating Activities
Net income	$3,563	$3,401	$2,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(93)	(159)	(154)
Deferred income tax expense (benefit)	157	125	18
Share-based compensation	206	193	187
Net realized investment (gains) losses	(3)	15	47
Net trading (gains) losses	(6)	(7)	(9)
Loss from equity method investments	8	19	27
Impairments and provision for loan and credit losses	19	9	(16)
Net (gains) losses of consolidated investment entities	12	(13)	23
Changes in operating assets and liabilities
Restricted and segregated investments	477	102	(8)
Deferred acquisition costs	52	36	64
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	4,610	3,831	3,071
Derivatives, net of collateral	(394)	(1,696)	(624)
Receivables	(159)	215	276
Brokerage deposits	(385)	(55)	(781)
Accounts payable and accrued expenses	261	105	354
Current income tax, net	(108)	200	(387)
Other operating assets and liabilities of consolidated investment entities, net	6	1	(5)
Other, net	100	273	46
Net cash provided by (used in) operating activities	8,323	6,595	4,685

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	2,154	2,340	734
Maturities, sinking fund payments and calls	16,919	15,684	9,230
Purchases	(19,504)	(18,536)	(19,694)
Proceeds from sales, maturities and repayments of mortgage loans	240	175	152
Funding of mortgage loans	(713)	(413)	(284)
Proceeds from sales, maturities and collections of other investments	70	123	145
Purchase of other investments	(51)	(158)	(116)
Purchase of investments by consolidated investment entities	(1,431)	(1,125)	(427)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	988	1,117	643
Purchase of land, buildings, equipment and software	(162)	(176)	(184)
Cash paid for written options with deferred premiums	(50)	(57)	(59)
Cash received from written options with deferred premiums	20	22	43
Cash paid for deposit receivables	(29)	(33)	(39)
Cash received for deposit receivables	427	592	774
Other, net	(406)	(106)	(180)
Net cash provided by (used in) investing activities	$(1,528)	$(551)	$(9,262)
See Notes to Consolidated Financial Statements.

Index

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$3,064	$4,942	$11,193
Maturities, withdrawals and cash surrenders	(6,123)	(7,212)	(7,039)
Policyholder account balances:
Deposits and other additions	1,293	1,470	1,476
Net transfers from (to) separate accounts	(163)	(176)	(132)
Surrenders and other benefits	(1,487)	(1,765)	(2,102)
Change in banking deposits, net	1,356	809	3,193
Cash paid for purchased options with deferred premiums	(121)	(148)	(53)
Cash received for purchased options with deferred premiums	96	229	251
Issuance of long-term debt, net of issuance costs	741	—	1,335
Repayments of long-term debt	(510)	(561)	(760)
Dividends paid to shareholders	(596)	(574)	(550)
Repurchase of common shares	(2,907)	(2,448)	(2,127)
Borrowings of consolidated investment entities	1,120	1,273	—
Repayments of debt by consolidated investment entities	(922)	(1,004)	(275)
Other, net	2	—	1
Net cash provided by (used in) financing activities	(5,157)	(5,165)	4,411
Effect of exchange rate changes on cash	31	(10)	31
Net increase (decrease) in cash and cash equivalents, including amounts restricted	1,669	869	(135)
Cash and cash equivalents, including amounts restricted at beginning of period	9,489	8,620	8,755
Cash and cash equivalents, including amounts restricted at end of period	$11,158	$9,489	$8,620

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$592	$834	$682
Interest paid by consolidated investment entities	160	176	177
Leased assets obtained in exchange for operating lease liabilities	50	39	67
		December 31,
		2025	2024
		(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents		$9,953	$8,149
Cash of consolidated investment entities		150	373
Restricted and segregated cash, cash equivalents and investments		1,055	1,444
Less: Restricted and segregated investments		—	(477)
Total cash and cash equivalents, including amounts restricted per consolidated statements of cash flows		$11,158	$9,489
See Notes to Consolidated Financial Statements.

Index

Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements
1.  Basis of Presentation
Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The foreign operations of Ameriprise Financial, Inc. (“Ameriprise Financial”) are conducted primarily through Columbia Threadneedle Investments UK International Limited, TAM UK International Holdings Limited and Ameriprise Asset Management Holdings Singapore (Pte.) Ltd. and their respective subsidiaries (collectively, “Threadneedle”).
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses are translated at average daily exchange rates during the period. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income (loss) (“AOCI”). The determination of the functional currency is based on the primary economic environment in which the entity operates. Gains and losses from foreign currency transactions are included in General and administrative expenses.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Available-for-Sale securities are impaired when the fair value of an investment is less than its amortized cost. When an Available-for-Sale security is impaired, the Company first assesses whether or not: (i) it has the intent to sell the security (i.e., made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions exist, the Company recognizes an impairment by reducing the book value of the security for the difference between the investment’s amortized cost and its fair value with a corresponding charge to earnings. Subsequent increases in the fair value of Available-for-Sale securities that occur in periods after a write-down has occurred are recorded as unrealized gains in other comprehensive income (loss) (“OCI”), while subsequent decreases in fair value would continue to be recorded as reductions of book value with a charge to earnings.
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
The Company offers loans to financial advisors primarily for recruiting, transitional cost assistance, retention purposes, practice operations, and growth strategies. These advisor loans are generally repaid over a five- to ten-year period. If the financial advisor is no longer affiliated with the Company, the unpaid balances generally become immediately due.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on commercial mortgage loans and syndicated loans is recorded in Net investment income. Interest income recognized on advisor loans is recorded in Other revenues.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Consumer Loans
Consumer loans consist of credit card receivables, residential mortgage loans, policy loans, margin loans and pledged asset lines of credit and are recorded at amortized cost less the allowance for loan losses. Credit card receivables, residential mortgage loans and policy loans are recorded within Investments. Margin loans and pledged asset lines of credit are recorded within Receivables. Credit card receivables are related to Ameriprise-branded credit cards issued to the Company’s customers by a third party. When originated, policy loan balances do not exceed the cash surrender value of the underlying products. The Company’s broker dealer subsidiaries enter into lending arrangements with clients through the normal course of business, which are primarily based on customer margin levels. Ameriprise Bank, FSB (“Ameriprise Bank”) enters into pledged asset lines of credit with customers of the Company’s broker dealer subsidiaries, where certain of the customer’s assets held in brokerage accounts serve as collateral.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
risks specific to the Company’s portfolios. The allowance for credit losses for credit card receivables and residential mortgage loans are recorded through provisions charged to Net investment income and are reduced/increased by net charge-offs/recoveries.
The Company monitors the market value of collateral supporting margin loans and pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. Due to these ongoing monitoring procedures, the allowance for credit losses is only measured for the margin loan and pledged asset line of credit balances that are uncollateralized at the balance sheet date.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
As of December 31, 2025 and 2024, land, buildings, equipment and software were $744 million and $733 million, respectively, net of accumulated depreciation of $2.0 billion and $2.0 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $151 million, $142 million and $151 million, respectively.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Guarantees accounted for as market risk benefits include guaranteed minimum death benefit (“GMDB”), guaranteed minimum income benefit (“GMIB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”). If a contract contains multiple market risk benefits, those market risk benefits are bundled together as a single compound market risk benefit.
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
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The deferred acquisition costs (“DAC”) associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as write-offs. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Deferred Sales Inducement Costs
Deferred sales inducements are contract features that are intended to attract new customers or to persuade existing customers to keep their current policy. Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized on a constant level basis using the same methodology and assumptions used to amortize DAC. Deferred sales inducement costs (“DSIC”) is recorded in Other assets and amortization of DSIC is recorded in Benefits, claims, losses and settlement expenses.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and UL and VUL

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
policies. Traditional long-duration products include term life, whole life, DI and LTC insurance products and life contingent payout annuity products.
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
Traditional Long-Duration Products
The liability for future policy benefits for traditional long-duration products include cash flows related to unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC insurance policies and life contingent payout annuity policies as claims are incurred in the future. A liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. Expected insurance benefits are accrued over the life of the contract in proportion to premium revenue recognized (referred to as the net premium approach). The net premium ratio reflects cash flows from contract inception to contract termination (i.e., through the claim paying period) and cannot exceed 100%.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Unearned Revenue Liability
The Company’s UL and VUL policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods. These charges are deferred as unearned revenue and amortized using the same assumptions and factors used to amortize DAC. The unearned revenue liability is recorded in Other liabilities and the amortization is recorded in Premiums, policy and contract charges.
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
Changes in tax rates and tax law are accounted for in the period of enactment. Deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates and the effect is included in net income.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Revenue Recognition
Mortality and expense risk fees are generally calculated as a percentage of the fair value of assets held in separate accounts and recognized when assessed within Premiums, policy and contract charges.
Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and updated future payment assumptions and a catch-up adjustment is recorded in the current period. In addition, the new effective yield, which reflects anticipated future payments, is used prospectively. Realized gains and losses on the sale of securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.
Premiums on traditional life, DI and LTC insurance and life contingent payout annuities are net of reinsurance ceded and are recognized as revenue when due.
Variable annuity guaranteed benefit rider charges and cost of insurance charges on UL and VUL insurance and contract charges (net of reinsurance premiums and cost of reinsurance for UL insurance products) and surrender charges on annuities and UL and VUL insurance are recognized as revenue when assessed within Premiums, policy and contract charges.
See Note 4 for further discussion of accounting policies on revenue from contracts with customers.
3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024. The Company elected retrospective application and adopted the standard on January 1, 2025. The adoption of the standard did not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
Future Adoption of New Accounting Standards
Expenses – Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public business entities to disclose disaggregated information about certain income statement expense line items. The disaggregated disclosures are required to be in the footnotes to the consolidated financial statements on an annual and interim basis. The standard is to be applied prospectively and is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is assessing changes to disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
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
Intangibles – Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to clarify and modernize the accounting treatment for internal-use software costs by eliminating the use of the sequential software development project stages method and provide further guidance on when an entity is required to start capitalizing eligible costs. Under the new guidance, capitalization begins when both of the following occur: (a) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (b) it is probable that the project will be completed, and the software will be used to perform the function intended. The Company can elect prospective, retrospective, or modified retrospective adoption. The standard is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those years. The Company is evaluating the impact of the standard on its consolidated results of operations and financial condition.
Financial Instruments – Credit Losses: Purchased Loans
In November 2025, the FASB issued ASU 2025‑08, Purchased Loans, which amends the accounting for certain acquired seasoned loans to require recognizing them at their purchase price plus an allowance for expected credit losses (referred to as the gross-up method). The standard is effective for annual periods beginning after December 15, 2026, including interim periods within those years,

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
and applied prospectively. The Company is evaluating the impact of this standard on its consolidated results of operations and financial condition.
Derivatives and Hedging – Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025‑09, Hedge Accounting Improvements, to make targeted changes within the hedge accounting model. The updates primarily relate to cash flow hedges and certain fair value and net investment hedges. The standard is effective for annual periods beginning after December 15, 2026, including interim periods within those years, and must be applied prospectively. The Company is evaluating the impact of this standard on its consolidated results of operations and financial condition.
Interim Reporting – Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025‑11, Narrow-Scope Improvements, which enhances the navigability of the required interim disclosures and clarifies when that guidance applies. The ASU addresses the form and content of interim financial statements and notes prepared in accordance with GAAP, adds lists of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
4. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Year Ended December 31, 2025
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$2,170	$—	$—	$2,170	$—	$2,170
Institutional	—	671	—	—	671	—	671
Model delivery	—	95	—	—	95	—	95
Advisory fees	6,481	—	—	—	6,481	—	6,481
Financial planning fees	496	—	—	—	496	—	496
Transaction and other fees	394	206	60	—	660	—	660
Total management and financial advice fees	7,371	3,142	60	—	10,573	—	10,573
Distribution fees:
Mutual funds	890	227	—	—	1,117	—	1,117
Insurance and annuity	1,044	157	337	—	1,538	—	1,538
Off-balance sheet brokerage cash	102	—	—	—	102	—	102
Other products	484	—	—	—	484	—	484
Total distribution fees	2,520	384	337	—	3,241	—	3,241
Other revenues	279	15	—	3	297	—	297
Total revenue from contracts with customers	10,170	3,541	397	3	14,111	—	14,111
Revenue from other sources (1)	2,002	80	3,558	457	6,097	202	6,299
Total segment gross revenues	12,172	3,621	3,955	460	20,208	202	20,410
Banking and deposit interest expense	(431)	—	—	(33)	(464)	—	(464)
Total segment net revenues	11,741	3,621	3,955	427	19,744	202	19,946
Elimination of intersegment revenues	(936)	(103)	(443)	31	(1,451)	(15)	(1,466)
Total net revenues	$10,805	$3,518	$3,512	$458	$18,293	$187	$18,480

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$2,132	$—	$—	$2,132	$—	$2,132
Institutional	—	618	—	—	618	—	618
Model delivery	—	82	—	—	82	—	82
Advisory fees	5,634	—	—	—	5,634	—	5,634
Financial planning fees	470	—	—	—	470	—	470
Transaction and other fees	388	207	60	—	655	—	655
Total management and financial advice fees	6,492	3,039	60	—	9,591	—	9,591
Distribution fees:
Mutual funds	821	228	—	—	1,049	—	1,049
Insurance and annuity	1,037	160	341	—	1,538	—	1,538
Off-balance sheet brokerage cash	154	—	—	—	154	—	154
Other products	441	—	—	—	441	—	441
Total distribution fees	2,453	388	341	—	3,182	—	3,182
Other revenues	255	13	—	—	268	—	268
Total revenue from contracts with customers	9,200	3,440	401	—	13,041	—	13,041
Revenue from other sources (1)	2,242	75	3,372	484	6,173	196	6,369
Total segment gross revenues	11,442	3,515	3,773	484	19,214	196	19,410
Banking and deposit interest expense	(662)	—	—	(30)	(692)	—	(692)
Total segment net revenues	10,780	3,515	3,773	454	18,522	196	18,718
Elimination of intersegment revenues	(935)	(96)	(441)	29	(1,443)	(11)	(1,454)
Total net revenues	$9,845	$3,419	$3,332	$483	$17,079	$185	$17,264

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,959	$—	$—	$1,959	$—	$1,959
Institutional	—	612	—	—	612	—	612
Model delivery	—	65	—	—	65	—	65
Advisory fees	4,687	—	—	—	4,687	—	4,687
Financial planning fees	426	—	—	—	426	—	426
Transaction and other fees	372	195	56	—	623	—	623
Total management and financial advice fees	5,485	2,831	56	—	8,372	—	8,372
Distribution fees:
Mutual funds	723	209	—	—	932	—	932
Insurance and annuity	895	154	324	—	1,373	—	1,373
Off-balance sheet brokerage cash	316	—	—	—	316	—	316
Other products	339	—	—	—	339	—	339
Total distribution fees	2,273	363	324	—	2,960	—	2,960
Other revenues	227	20	—	—	247	—	247
Total revenue from contracts with customers	7,985	3,214	380	—	11,579	—	11,579
Revenue from other sources (1)	1,994	64	3,096	553	5,707	160	5,867
Total segment gross revenues	9,979	3,278	3,476	553	17,286	160	17,446
Banking and deposit interest expense	(561)	—	—	(20)	(581)	—	(581)
Total segment net revenues	9,418	3,278	3,476	533	16,705	160	16,865
Elimination of intersegment revenues	(847)	(79)	(411)	19	(1,318)	(12)	(1,330)
Total net revenues	$8,571	$3,199	$3,065	$552	$15,387	$148	$15,535
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $187 million and $181 million as of December 31, 2025 and 2024, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets, and were $150 million and $145 million as of December 31, 2025 and 2024, respectively.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $590 million and $538 million as of December 31, 2025 and 2024, respectively.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds, and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $6 million and $2 million as of December 31, 2025 and 2024, respectively.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Other Non-Consolidated VIEs
The Company’s investments in other non-consolidated VIEs are recorded in other investments. The Company’s maximum exposure to loss with respect to its investments in these non-consolidated VIEs is limited to its carrying value. The carrying value of other non-consolidated VIEs was $105 million and $161 million as of December 31, 2025 and 2024, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both December 31, 2025 and 2024. The Company has not provided any additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$71	$—	$71
Syndicated loans	—	2,458	89	2,547
Total investments	—	2,529	89	2,618
Receivables	—	30	—	30
Total assets at fair value	$—	$2,559	$89	$2,648

Liabilities
Debt (1)	$—	$2,585	$—	$2,585
Other liabilities	—	159	—	159
Total liabilities at fair value	$—	$2,744	$—	$2,744

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.6 billion and $2.4 billion as of December 31, 2025 and 2024, respectively.
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2025	$1	$118
Total gains (losses) included in:
Net income	—	(3)	(1)
Purchases	—	145
Sales	—	(84)
Settlements	—	(14)
Transfers into Level 3	—	186
Transfers out of Level 3	(1)	(259)
Balance at December 31, 2025	$—	$89

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2025	$—	$(1)	(1)

	Common Stocks		Syndicated Loans
	(in millions)
Balance at January 1, 2024	$—		$63
Total gains (losses) included in:
Net income	(1)	(1)	(7)	(1)
Purchases	—		168
Sales	(1)		—
Settlements	—		(5)
Transfers into Level 3	4		103
Transfers out of Level 3	(1)		(204)
Balance at December 31, 2024	$1		$118

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(4)	(1)	—
Purchases	45		—
Sales	(10)		—
Settlements	(16)		—
Transfers into Level 3	122		—
Transfers out of Level 3	(199)		(1)
Balance at December 31, 2023	$63		$—

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2023	$(1)	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of December 31, 2025 and 2024 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2025	2024
	(in millions)
Syndicated Loans
Unpaid principal balance	$2,632	$2,406
Excess unpaid principal over fair value	(85)	(72)
Fair value	$2,547	$2,334

Fair value of loans more than 90 days past due	$1	$1
Fair value of loans in nonaccrual status	$1	$1
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	$14	$5

Debt
Unpaid principal balance	$2,819	$2,633
Excess unpaid principal over fair value	(234)	(204)
Carrying value (1)	$2,585	$2,429
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.6 billion and $2.4 billion as of December 31, 2025 and 2024, respectively.
During 2025, the Company launched one new CLO that issued debt of $406 million.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for the years ended December 31, 2025, 2024 and 2023.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)
Debt of consolidated CLOs due 2030-2038	$2,585	$2,429	5.1%	5.9%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 13.3%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
The following is a summary of Ameriprise Financial investments:

	December 31,
	2025	2024
	(in millions)
Available-for-Sale securities, at fair value	$53,591	$52,153
Mortgage loans (allowance for credit losses: 2025, $14; 2024, $14)	2,824	2,354
Policy loans	1,056	982
Other investments (allowance for credit losses: 2025, $7; 2024, $6)	935	934
Total	$58,406	$56,423
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following is a summary of Net investment income:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Available-for-Sale securities (1)	$2,589	$2,611	$2,252
Net realized gains (losses)	3	(18)	(27)
Consolidated investment entities	179	207	181
Other investments and receivables (1)	799	848	800
Total	$3,570	$3,648	$3,206
(1) Prior period amounts associated with investment income from Available-for-Sale securities have been disaggregated (as the largest component of fixed maturities) to conform with current period presentation with remaining amounts included in Other investments and receivables.
Available-for-Sale securities distributed by type were as follows:

	December 31, 2025
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$15,911	$395	$(464)	$—	$15,842
Residential mortgage backed securities	28,578	261	(666)	—	28,173
Commercial mortgage backed securities	3,778	16	(103)	(4)	3,687
Asset backed securities	3,755	19	(21)	—	3,753
State and municipal obligations	657	36	(15)	(1)	677
U.S. government and agency obligations	1,457	1	—	—	1,458
Foreign government bonds and obligations	1	—	—	—	1
Total	$54,137	$728	$(1,269)	$(5)	$53,591

	December 31, 2024
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$14,509	$201	$(711)	$—	$13,999
Residential mortgage backed securities	24,396	81	(1,133)	—	23,344
Commercial mortgage backed securities	5,339	10	(219)	(4)	5,126
Asset backed securities	6,451	30	(39)	—	6,442
State and municipal obligations	629	29	(19)	(1)	638
U.S. government and agency obligations	2,589	2	—	—	2,591
Foreign government bonds and obligations	13	—	—	—	13
Total	$53,926	$353	$(2,121)	$(5)	$52,153
As of December 31, 2025 and 2024, accrued interest of $332 million and $326 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of both December 31, 2025 and 2024, fixed maturity securities comprised approximately 92% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2025 and 2024, the Company’s internal analysts rated $662 million and $508 million, respectively, of securities using criteria similar to those used by NRSROs.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
A summary of fixed maturity securities by rating was as follows:

	December 31, 2025			December 31, 2024
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$19,744	$19,489	36%	$25,251	$24,614	47%
AA	18,446	18,259	34	13,498	12,909	25
A	4,445	4,468	8	2,979	2,935	5
BBB	11,169	11,067	21	11,896	11,402	22
Below investment grade	333	308	1	302	293	1
Total fixed maturities	$54,137	$53,591	100%	$53,926	$52,153	100%
As of December 31, 2025 and 2024, approximately 86% and 82% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. No holdings of any issuer were greater than 10% of the Company’s total equity as of both December 31, 2025 and 2024.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

	December 31, 2025
	Less than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	108	$1,560	$(48)	314	$5,175	$(416)	422	$6,735	$(464)
Residential mortgage backed securities	64	1,892	(3)	636	8,033	(663)	700	9,925	(666)
Commercial mortgage backed securities	10	167	—	165	2,334	(103)	175	2,501	(103)
Asset backed securities	4	56	—	30	255	(21)	34	311	(21)
State and municipal obligations	14	90	(2)	39	127	(13)	53	217	(15)
U.S. government and agency obligations	3	60	—	—	—	—	3	60	—
Total	203	$3,825	$(53)	1,184	$15,924	$(1,216)	1,387	$19,749	$(1,269)

	December 31, 2024
	Less than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	282	$5,328	$(178)	291	$4,042	$(533)	573	$9,370	$(711)
Residential mortgage backed securities	203	6,728	(96)	659	9,122	(1,037)	862	15,850	(1,133)
Commercial mortgage backed securities	24	478	(6)	233	3,298	(213)	257	3,776	(219)
Asset backed securities	15	309	(2)	37	384	(37)	52	693	(39)
State and municipal obligations	21	57	(2)	45	133	(17)	66	190	(19)
U.S. government and agency obligations	1	100	—	—	—	—	1	100	—
Foreign government bonds and obligations	—	—	—	3	12	—	3	12	—
Total	546	$13,000	$(284)	1,268	$16,991	$(1,837)	1,814	$29,991	$(2,121)

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
As part of the Company’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2025 is primarily attributable to interest rate movements. As of December 31, 2025, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2025 and 2024, approximately 96% and 97%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Commercial Mortgage Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2023	$20	$—	$2	$22
Additions for which credit losses were not previously recorded	1	—	—	1
Reductions for securities sold during the period (realized)	(20)	—	(1)	(21)
Balance at December 31, 2023	1	—	1	2
Additions for which credit losses were not previously recorded	—	4	—	4
Reductions for securities sold during the period (realized)	(1)	—	—	(1)
Balance at December 31, 2024	—	4	1	5
Additions for which credit losses were not previously recorded	—	—	—	—
Balance at December 31, 2025	$—	$4	$1	$5
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Gross realized investment gains	$30	$41	$11
Gross realized investment losses	(27)	(57)	(58)
Credit reversals (losses)	—	(3)	20
Other impairments	—	—	(2)
Total	$3	$(19)	$(29)
Credit reversals for the year ended December 31, 2023 were the result of the sale of a corporate debt security in the communications industry. Other impairments for the year ended December 31, 2023 related to Available-for-Sale securities which the Company intended to sell.
See Note 21 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2025 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,788	$1,789
Due after one year through five years	3,606	3,530
Due after five years through 10 years	5,955	5,995
Due after 10 years	6,677	6,664
	18,026	17,978
Residential mortgage backed securities	28,578	28,173
Commercial mortgage backed securities	3,778	3,687
Asset backed securities	3,755	3,753
Total	$54,137	$53,591
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
Allowance for Credit Losses
The following table presents a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2023	$54	$5	$59
Provisions	2	6	8
Charge-offs	(2)	(2)	(4)
Balance at December 31, 2023	54	9	63
Provisions	(5)	3	(2)
Charge-offs	(4)	(4)	(8)
Recoveries	—	1	1
Balance at December 31, 2024	45	9	54
Provisions	(3)	5	2
Charge-offs	(1)	(4)	(5)
Recoveries	—	1	1
Balance at December 31, 2025	$41	$11	$52
As of December 31, 2025 and 2024, accrued interest on commercial loans was $22 million and $20 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the years ended December 31, 2025, 2024 and 2023, the Company purchased $21 million, $7 million and $21 million, respectively, of syndicated loans, and sold $8 million, $6 million and $4 million, respectively, of syndicated loans.
During the years ended December 31, 2025, 2024 and 2023, the Company purchased $432 million, $212 million and $202 million, respectively, of residential mortgage loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $13 million as of both December 31, 2025 and 2024.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2025 and 2024. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both December 31, 2025 and 2024.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	December 31, 2025
Loan-to-Value Ratio	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$15	$15
80% - 100%	—	—	—	—	—	56	56
60% - 80%	83	82	18	12	—	103	298
40% - 60%	129	87	42	26	62	339	685
< 40%	45	15	11	65	108	741	985
Total	$257	$184	$71	$103	$170	$1,254	$2,039

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)
East North Central	$185	$185	9%	10%
East South Central	51	45	3	2
Middle Atlantic	126	133	6	7
Mountain	168	157	8	8
New England	35	30	2	2
Pacific	696	633	34	33
South Atlantic	552	489	27	26
West North Central	110	119	5	6
West South Central	116	111	6	6
Total	$2,039	$1,902	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)
Apartments	$600	$522	29%	27%
Hotel	40	33	2	2
Industrial	404	362	20	19
Mixed use	83	68	4	4
Office	190	219	9	11
Retail	528	546	26	29
Other	194	152	10	8
Total	$2,039	$1,902	100%	100%
Syndicated Loans
The investment in syndicated loans as of December 31, 2025 and 2024 was $79 million and $92 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both December 31, 2025 and 2024. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	1	1
Risk 3	7	1	1	—	—	—	9
Risk 2	11	15	3	—	3	3	35
Risk 1	14	15	5	—	—	—	34
Total	$32	$31	$9	$—	$3	$4	$79

	December 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	2	2
Risk 3	1	1	—	8	1	1	12
Risk 2	29	5	—	3	—	8	45
Risk 1	22	6	—	3	2	—	33
Total	$52	$12	$—	$14	$3	$11	$92
Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, the unpaid balances generally become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $7 million and $6 million as of December 31, 2025 and 2024, respectively.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	December 31, 2025
Termination Status	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Active	$637	$309	$280	$215	$79	$142	$1,662
Terminated	—	1	—	1	1	8	11
Total	$637	$310	$280	$216	$80	$150	$1,673

	December 31, 2024
Termination Status	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Active	$358	$351	$261	$121	$82	$150	$1,323
Terminated	—	—	2	2	2	6	12
Total	$358	$351	$263	$123	$84	$156	$1,335
Consumer Loans
Residential Mortgage Loans
The Company reviews the credit worthiness of the borrower in order to determine the risk of loss on residential mortgage loans. Geographic location and FICO scores are the primary credit quality indicators included in the model that projects the Company’s risk of credit loss over the life of the residential mortgage loan portfolio. Delinquency rates are measured based on the number of days past due. Residential mortgage loans over 30 days past due were $8 million and $4 million as of December 31, 2025 and 2024, respectively.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The tables below present the amortized cost basis of residential mortgage loans by year of origination and FICO score:

FICO Score	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
> 810	$23	$8	$7	$2	$2	$1	$43
780 - 809	177	76	50	22	7	5	337
740 - 779	128	56	62	22	7	4	279
720 - 739	29	17	13	4	4	—	67
700 - 719	16	8	8	5	3	1	41
< 699	14	6	6	3	3	—	32
Total	$387	$171	$146	$58	$26	$11	$799

FICO Score	December 31, 2024
	2024	2023	2022	2021	2020	Total
	(in millions)
> 810	$5	$9	$2	$2	$1	$19
780 - 809	84	56	28	7	6	181
740 - 779	64	77	25	7	5	178
720 - 739	17	15	5	5	—	42
700 - 719	9	8	5	3	1	26
< 699	7	7	3	3	—	20
Total	$186	$172	$68	$27	$13	$466
The table below presents the concentrations of credit risk of residential mortgage loans by U.S. region:

	Loans		Percentage
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)
Minnesota	$420	$284	53%	61%
Other U.S. States	379	182	47	39
Total	$799	$466	100%	100%
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 2% of total credit card receivables as of both December 31, 2025 and 2024.
The table below presents the amortized cost basis of credit card receivables by FICO score:

FICO Score	December 31,
	2025	2024
	(in millions)
> 800	$39	$38
750 - 799	31	32
700 - 749	27	29
650 - 699	16	16
< 650	9	8
Total	$122	$123
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Margin Loans
The margin loans balance was $1.3 billion and $1.1 billion as of December 31, 2025 and 2024, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both December 31, 2025 and 2024, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $1.0 billion and $737 million as of December 31, 2025 and 2024, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both December 31, 2025 and 2024, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $5.4 billion and $5.8 billion as of December 31, 2025 and 2024, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both December 31, 2025 and 2024.
8. Reinsurance
The Company reinsures a portion of its insurance risks through reinsurance agreements with unaffiliated reinsurance companies. RiverSource Life Insurance Company (“RiverSource Life”) reinsures 100% of its insurance risk associated with its life contingent payout annuity policies in force as of June 30, 2021 through a reinsurance agreement with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company. Policies issued on or after July 1, 2021 and policies issued by RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”) are not subject to this reinsurance agreement.
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
For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only, which are about 91% of the total RiverSource Life of NY in force policies. Under these agreements, the Company has the right, but never the obligation, to recapture some, or all, of the risk ceded to Genworth.
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
As of December 31, 2025 and 2024, traditional life and UL insurance policies in force were $197.5 billion and $198.1 billion, respectively, of which $142.3 billion and $143.5 billion as of December 31, 2025 and 2024 were reinsured at the respective year ends.
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Direct premiums	$616	$696	$674
Reinsurance ceded	(224)	(224)	(226)
Net premiums	$392	$472	$448
Cost of insurance and administrative charges for non-traditional long-duration products are reflected in Premiums, policy and contract charges and were net of reinsurance ceded of $199 million, $188 million and $180 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The amount of claims recovered through reinsurance on all contracts was $561 million, $466 million and $438 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Receivables included $4.2 billion and $4.0 billion of reinsurance recoverables as of December 31, 2025 and 2024, respectively, including $2.7 billion and $2.6 billion related to LTC risk ceded to Genworth, respectively.
Policyholder account balances, future policy benefits and claims include $333 million and $351 million related to previously assumed reinsurance arrangements as of December 31, 2025 and 2024, respectively.
9. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests.
The changes in the carrying amount of goodwill reported in the Company’s reportable segments were as follows:

	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Consolidated
	(in millions)
Balance at January 1, 2024	$279	$1,040	$91	$1,410
Foreign currency translation	—	(9)	—	(9)
Balance at December 31, 2024	279	1,031	91	1,401
Foreign currency translation	—	39	—	39
Balance at December 31, 2025	$279	$1,070	$91	$1,440
In 2025 and 2024, the Company completed the annual impairment evaluation for goodwill as of July 1. The Company concluded its goodwill was not impaired in either 2025 or 2024.
The carrying amount of indefinite-lived intangible assets consisted of the following:

	December 31,
	2025	2024
	(in millions)
Customer contracts	$748	$844
Trade names	56	65
Total	$804	$909
Definite-lived intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$486	$(235)	$251	$370	$(204)	$166
Contracts	235	(227)	8	226	(218)	8
Other	406	(309)	97	357	(269)	88
Total	$1,127	$(771)	$356	$953	$(691)	$262
Definite-lived intangible assets acquired during the year ended December 31, 2025 were $51 million with a weighted average amortization period of 5 years. During the year ended December 31, 2025, it was determined that the useful life of certain customer contracts was no longer indefinite. Customer contracts of $98 million were reclassified from indefinite lived to definite lived customer relationships with an estimated life of 30 years to be amortized prospectively. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2025, 2024 and 2023 was $61 million, $56 million and $52 million, respectively.

Estimated intangible amortization expense as of December 31, 2025 for the next five years is as follows:

(in millions)
2026	$63
2027	51
2028	41
2029	36
2030	29

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
10.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in DAC:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2025	$1,402	$276	$28	$4	$103	$553
Capitalization of acquisition costs	23	88	—	—	—	62
Amortization	(112)	(39)	(5)	(1)	(7)	(45)
Balance at December 31, 2025	$1,313	$325	$23	$3	$96	$570

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2025	$210	$2	$10	$17	$70	$2,675
Capitalization of acquisition costs	2	—	3	2	3	183
Amortization	(15)	(1)	—	(2)	(8)	(235)
Balance at December 31, 2025	$197	$1	$13	$17	$65	2,623
Other broker dealer acquisition costs						2
Balance at December 31, 2025 including broker dealer acquisition costs						$2,625

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,496	$208	$35	$5	$110	$534
Capitalization of acquisition costs	24	98	—	—	—	64
Amortization	(118)	(30)	(7)	(1)	(7)	(45)
Balance at December 31, 2024	$1,402	$276	$28	$4	$103	$553

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,711
Capitalization of acquisition costs	3	—	5	2	3	199
Amortization	(16)	—	(1)	(2)	(8)	(235)
Balance at December 31, 2024	$210	$2	$10	$17	$70	2,675
Other broker dealer acquisition costs						2
Balance at December 31, 2024 including broker dealer acquisition costs						$2,677

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the balances of and changes in DSIC:

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2025	$122	$10	$132
Amortization	(12)	(2)	(14)
Balance at December 31, 2025	$110	$8	$118

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$136	$12	$148
Amortization	(14)	(2)	(16)
Balance at December 31, 2024	$122	$10	$132
11.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Policyholder account balances
Policyholder account balances	$37,005	$32,542

Future policy benefits
Reserve for future policy benefits	7,601	7,418
Deferred profit liability	130	118
Additional liabilities for insurance guarantees	1,500	1,389
Other insurance and annuity liabilities	78	192
Total future policy benefits	9,309	9,117
Policy claims and other policyholders’ funds	184	214
Total policyholder account balances, future policy benefits and claims	$46,498	$41,873
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
Structured Variable Annuities
Structured variable annuities provide contractholders the option to allocate a portion of their account value to an indexed account held in a non-insulated separate account with the contractholder’s rate of return, which may be positive or negative, tied to selected indices, subject to either a cap or floor. The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at fair value. The Company hedges the equity and interest rate risk related to the indexed account with freestanding derivative instruments.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2025	$3,680	$16,330	$5,369	$305	$447
Contract deposits	57	3,816	35	—	73
Policy charges	(13)	(4)	—	—	—
Surrenders and other benefits	(486)	(846)	(677)	(26)	(99)
Net transfer from (to) separate account liabilities	(31)	—	—	—	—
Variable account index-linked adjustments	—	2,206	—	—	—
Interest credited	113	2	191	10	14
Balance at December 31, 2025	$3,320	$21,504	$4,918	$289	$435

Weighted-average crediting rate	3.3%	1.9%	3.8%	2.1%	N/A
Cash surrender value (1)	$3,302	$20,582	$4,916	$272	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,405	$1,647	$2,894	$465	$32,542
Contract deposits	138	318	165	—	4,602
Policy charges	(169)	(91)	(123)	—	(400)
Surrenders and other benefits	(72)	(102)	(71)	(45)	(2,424)
Net transfer from (to) separate account liabilities	—	(132)	—	—	(163)
Variable account index-linked adjustments	—	—	—	—	2,206
Interest credited	47	65	183	17	642
Balance at December 31, 2025	$1,349	$1,705	$3,048	$437	$37,005

Weighted-average crediting rate	3.6%	3.9%	3.0%	4.0%
Net amount at risk	$7,944	$57,269	$13,040	$121
Cash surrender value (1)	$1,241	$1,109	$2,640	$274

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	56	4,005	39	—	101
Policy charges	(14)	(3)	—	—	—
Surrenders and other benefits	(628)	(383)	(856)	(16)	(110)
Net transfer from (to) separate account liabilities	(32)	—	—	—	—
Variable account index-linked adjustments	—	1,968	—	—	—
Interest credited	125	1	204	14	12
Balance at December 31, 2024	$3,680	$16,330	$5,369	$305	$447

Weighted-average crediting rate	3.3%	1.9%	3.7%	2.0%	N/A
Cash surrender value (1)	$3,658	$15,467	$5,365	$279	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	117	333	181	—	4,832
Policy charges	(173)	(93)	(124)	—	(407)
Surrenders and other benefits	(62)	(80)	(79)	(52)	(2,266)
Net transfer from (to) separate account liabilities	—	(145)	—	—	(177)
Variable account index-linked adjustments	—	—	—	—	1,968
Interest credited	49	63	161	16	645
Balance at December 31, 2024	$1,405	$1,647	$2,894	$465	$32,542

Weighted-average crediting rate	3.6%	3.9%	2.3%	4.0%
Net amount at risk	$8,312	$57,473	$13,593	$130
Cash surrender value (1)	$1,280	$1,092	$2,447	$298
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2025 and 2024 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

December 31, 2025
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$7	$62	$82	$20	$—	$171
	2%	–	2.99%	89	8	—	—	—	97
	3%	–	3.99%	1,686	—	—	1	—	1,687
	4%	–	5.00%	1,321	—	—	—	—	1,321
	Total			$3,103	$70	$82	$21	$—	$3,276

Fixed accounts of structured variable annuities	1%	–	1.99%	$—	$26	$26	$1	$—	$53
	2%	–	2.99%	16	—	—	—	—	16
	3%	–	3.99%	1	—	—	—	—	1
	4%	–	5.00%	—	—	—	—	—	—
	Total			$17	$26	$26	$1	$—	$70

Fixed annuities	1%	–	1.99%	$—	$182	$143	$103	$19	$447
	2%	–	2.99%	13	16	2	—	—	31
	3%	–	3.99%	2,116	1	1	—	—	2,118
	4%	–	5.00%	2,312	—	—	—	—	2,312
	Total			$4,441	$199	$146	$103	$19	$4,908

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$4	$13	$—	$19
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$4	$13	$—	$19

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	47	6	19	2	1	75
	3%	–	3.99%	789	—	4	7	—	800
	4%	–	5.00%	442	5	—	—	—	447
	Total			$1,278	$11	$23	$9	$1	$1,322

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$—	$3	$1	$48	$52
	2%	–	2.99%	1	16	2	1	14	34
	3%	–	3.99%	98	1	3	14	—	116
	4%	–	5.00%	524	25	—	—	—	549
	Total			$623	$42	$8	$16	$62	$751

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$2	$2
	2%	–	2.99%	—	—	—	135	—	135
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$—	$—	$135	$2	$137

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	24	—	—	—	—	24
	4%	–	5.00%	249	—	—	—	—	249
	Total			$273	$—	$—	$—	$—	$273

Total	1%	–	1.99%	$7	$272	$258	$138	$69	$744
	2%	–	2.99%	166	46	23	138	15	388
	3%	–	3.99%	4,714	2	8	22	—	4,746
	4%	–	5.00%	4,848	30	—	—	—	4,878
	Total			$9,735	$350	$289	$298	$84	$10,756

Percentage of total account values that reset in:
Next 12 months				100.0%	100.0%	99.9%	100.0%	99.8%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	—	0.1	—	0.2	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2025	$—	$737	$53	$1,057	$1,847
Beginning balance at original discount rate	—	774	59	1,072	1,905
Effect of changes in cash flow assumptions	—	58	(19)	(8)	31
Effect of actual variances from expected experience	—	(17)	(12)	1	(28)
Adjusted beginning of year balance	$—	$815	$28	$1,065	$1,908
Issuances	141	60	9	—	210
Interest accrual	1	39	2	50	92
Net premiums collected	(142)	(78)	(2)	(138)	(360)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$836	$37	$977	$1,850
Effect of changes in discount rate assumptions	—	(23)	(4)	11	(16)
Balance at December 31, 2025	$—	$813	$33	$988	$1,834

Present Value of Future Policy Benefits:
Balance at January 1, 2025	$1,204	$1,322	$545	$6,187	$9,258
Beginning balance at original discount rate	1,289	1,353	535	6,408	9,585
Effect of changes in cash flow assumptions	(2)	27	(30)	25	20
Effect of actual variances from expected experience	(5)	(20)	(25)	13	(37)
Adjusted beginning of year balance	$1,282	$1,360	$480	$6,446	$9,568
Issuances	141	60	9	—	210
Interest accrual	57	74	30	316	477
Benefit payments	(162)	(114)	(41)	(440)	(757)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,318	$1,380	$478	$6,322	$9,498
Effect of changes in discount rate assumptions	(45)	(2)	21	(45)	(71)
Balance at December 31, 2025	$1,273	$1,378	$499	$6,277	$9,427

Adjustment due to reserve flooring	$—	$8	$—	$—	$8

Net liability for future policy benefits	$1,273	$573	$466	$5,289	$7,601
Less: reinsurance recoverable	703	408	20	2,657	3,788
Net liability for future policy benefits, after reinsurance recoverable	$570	$165	$446	$2,632	$3,813

Discounted expected future gross premiums	$—	$1,971	$809	$1,173	$3,953
Expected future gross premiums	$—	$3,334	$1,126	$1,554	$6,014
Expected future benefit payments	$1,906	$2,328	$789	$10,218	$15,241

Weighted average interest accretion rate	4.4%	6.2%	6.3%	5.0%
Weighted average discount rate	5.0%	5.3%	5.2%	5.3%

Weighted average duration of liability (in years)	6	7	6	8

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	57	(39)	55	73
Effect of actual variances from expected experience	—	(16)	(13)	(26)	(55)
Adjusted beginning of year balance	$—	$749	$53	$1,166	$1,968
Issuances	201	63	9	—	273
Interest accrual	1	38	3	55	97
Net premiums collected	(202)	(76)	(6)	(149)	(433)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$774	$59	$1,072	$1,905
Effect of changes in discount rate assumptions	—	(37)	(6)	(15)	(58)
Balance at December 31, 2024	$—	$737	$53	$1,057	$1,847

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	(24)	67	(61)	58	40
Effect of actual variances from expected experience	(8)	(16)	(25)	(48)	(97)
Adjusted beginning of year balance	$1,190	$1,342	$535	$6,517	$9,584
Issuances	201	63	9	—	273
Interest accrual	56	73	34	323	486
Benefit payments	(158)	(125)	(43)	(432)	(758)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,289	$1,353	$535	$6,408	$9,585
Effect of changes in discount rate assumptions	(85)	(31)	10	(221)	(327)
Balance at December 31, 2024	$1,204	$1,322	$545	$6,187	$9,258

Adjustment due to reserve flooring	$—	$7	$—	$—	$7

Net liability for future policy benefits	$1,204	$592	$492	$5,130	$7,418
Less: reinsurance recoverable	759	424	20	2,591	3,794
Net liability for future policy benefits, after reinsurance recoverable	$445	$168	$472	$2,539	$3,624

Discounted expected future gross premiums	$—	$1,672	$836	$1,247	$3,755
Expected future gross premiums	$—	$2,921	$1,196	$1,713	$5,830
Expected future benefit payments	$1,846	$2,286	$899	$10,522	$15,553

Weighted average interest accretion rate	4.5%	6.0%	6.3%	5.0%
Weighted average discount rate	5.4%	5.6%	5.6%	5.7%

Weighted average duration of liability (in years)	6	7	7	8

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
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,301	$80	$8	$1,389
Interest accrual	40	5	1	46
Benefit accrual	132	10	2	144
Benefit payments	(84)	(14)	(4)	(102)
Effect of actual variances from expected experience	11	(1)	2	12
Impact of change in net unrealized (gains) losses on securities	9	—	2	11
Balance at December 31, 2025	$1,409	$80	$11	$1,500

Weighted average interest accretion rate	2.9%	6.8%	3.8%
Weighted average discount rate	3.1%	7.1%	3.9%

Weighted average duration of reserves (in years)	9	8	7

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	37	6	1	44
Benefit accrual	133	8	3	144
Benefit payments	(69)	(13)	(5)	(87)
Effect of actual variances from expected experience	(2)	(1)	(1)	(4)
Impact of change in net unrealized (gains) losses on securities	(23)	(1)	(5)	(29)
Balance at December 31, 2024	$1,301	$80	$8	$1,389

Weighted average interest accretion rate	3.0%	7.0%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

The amount of revenue and interest recognized in the Statements of Operations was as follows:

	Years Ended December 31,
	2025		2024
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$157	$56	$226	$55
Term and whole life insurance	174	35	172	35
Disability income insurance	114	28	119	31
Long term care insurance	171	266	179	268
Total	$616	$385	$696	$389
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2025	$26	$249	$295	$570
Deferral of revenue	1	79	47	127
Amortization	(1)	(21)	(24)	(46)
Balance at December 31, 2025	$26	$307	$318	$651

Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	70	51	121
Amortization	(1)	(17)	(22)	(40)
Balance at December 31, 2024	$26	$249	$295	$570
12.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	December 31,
	2025	2024
	(in millions)
Variable annuities and variable universal life:
Mutual funds	$77,645	$75,576
Unitized pooled pension funds:
Property/real estate	1,755	1,682
Equity securities	454	514
Debt securities	116	175
Cash and cash equivalents	56	120
Other	18	47
Total	$80,044	$78,114
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2025, 2024 and 2023.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2025	$65,737	$9,839	$2,538	$78,114
Premiums and deposits	996	526	83	1,605
Policy charges	(1,318)	(321)	(5)	(1,644)
Surrenders and other benefits	(7,347)	(413)	(583)	(8,343)
Investment return	8,373	1,495	179	10,047
Net transfer from (to) general account	30	48	—	78
Other charges	—	—	187	187
Balance at December 31, 2025	$66,471	$11,174	$2,399	$80,044

Cash surrender value	$65,338	$10,463	$2,399	$78,200

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$2,823	$77,457
Premiums and deposits	933	500	153	1,586
Policy charges	(1,365)	(307)	(5)	(1,677)
Surrenders and other benefits	(6,990)	(412)	(594)	(7,996)
Investment return	7,293	1,199	202	8,694
Net transfer from (to) general account	27	64	—	91
Other charges	—	—	(41)	(41)
Balance at December 31, 2024	$65,737	$9,839	$2,538	$78,114

Cash surrender value	$64,411	$9,220	$2,538	$76,169
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the balances of and changes in market risk benefits:

	Years Ended December 31,
	2025	2024	2023
	(in millions, except age)
Balance at beginning of period	$(919)	$335	$1,103
Issuances	23	24	17
Interest accrual and time decay	(116)	(66)	(53)
Reserve increase from attributed fees collected	761	790	788
Reserve release for benefit payments and derecognition	(9)	(11)	(35)
Effect of changes in interest rates and bond markets	(51)	(1,078)	(367)
Effect of changes in equity markets and subaccount performance	(1,006)	(1,228)	(1,267)
Effect of changes in equity index volatility	90	59	(67)
Actual policyholder behavior different from expected behavior	68	71	5
Effect of changes in future expected assumptions	93	106	128
Effect of changes in the instrument-specific credit risk on market risk benefits	(26)	79	83
Balance at end of period	$(1,092)	$(919)	$335

Reconciliation of the gross balances in an asset or liability position:
Asset position	$2,274	$2,182	$1,427
Liability position	(1,182)	(1,263)	(1,762)
Net asset (liability) position	$1,092	$919	$(335)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$291	$462	$913
Living benefits	$1,811	$2,429	$2,513
Composite (greater of)	$2,084	$2,829	$3,308

Weighted average attained age of contractholders	70	69	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(966)	$(2,111)	$(1,551)
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at end of period	$(20)	$85	$84
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	December 31, 2025
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(1,092)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	52.8%	12.2%
			Surrender rate (2)	0.4%	–	75.0%	3.6%
			Market volatility (3)	0.0%	–	24.9%	11.2%
			Nonperformance risk (4)	65 bps			65 bps
			Mortality rate (5)	0.0%	–	41.6%	1.8%

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Changes to Significant Inputs and Assumptions:
During the years ended December 31, 2025 and 2024, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
Year ended December 31, 2025
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
14. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2025	2024
	(in millions)
Fixed rate certificates	$8,064	$11,083
Other	75	104
Total investment certificate reserves	8,139	11,187
Interest bearing checking	696	1,438
Money market	22,112	20,232
Savings	840	637
Brokerage deposits	1,948	2,332
Time certificates of deposit	15	—
Total banking and brokerage deposits	25,611	24,639
Total	$33,750	$35,826
Investment Certificates
The Company offers fixed rate investment certificates primarily in amounts ranging from $1 thousand to $2 million with interest crediting rate terms ranging from 3 months to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate owners are entitled to receive a fixed sum at either maturity or upon demand depending on the type of certificate. Payments from certificate owners are credited to investment certificate reserves, which generally accumulate interest at specified percentage rates. Certain investment certificates allow for a surrender charge on premature surrenders. Reserves for certificates that do not allow for a surrender charge were $1.1 billion and $1.2 billion as of December 31, 2025 and 2024, respectively. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities. The interest paid to certificate owners is included in Banking and deposit interest expense.
Banking and Brokerage Deposits
Banking and brokerage deposits are amounts payable to customers related to funds deposited by customers in checking and savings, certificates of deposit, brokerage sweep balances, free credit balances, and funds accruing to customers as a result of trades or contracts. Money market deposits represent brokerage sweep for client balances held at Ameriprise Bank. Brokerage deposits primarily represent our client’s free credit balances. The Company pays interest on certain customer deposit balances and the interest is included in Banking and deposit interest expense.
15. Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)
Long-term debt:
Senior notes due 2025	$—	$500	—%	3.0%
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2028	600	600	5.7	5.7
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	750	5.2	5.2
Senior notes due 2035	750	—	5.2	—
Finance lease liabilities	—	9	N/A	N/A
Other (1)	(23)	(17)	N/A	N/A
Total long-term debt	3,077	2,842

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	201	4.0%	4.6%
Total	$3,277	$3,043
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
On February 28, 2025, the Company issued $750 million of 5.20% unsecured senior notes due on April 15, 2035 and incurred debt issuance costs of $7 million. Interest payments are due semi-annually in arrears on April 15 and October 15.
On April 2, 2025, the Company repaid $500 million principal amount of its 3.0% senior notes at maturity.
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company’s life insurance subsidiary has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities and residential mortgage backed securities, with an aggregate fair value of $1.1 billion and $964 million as of December 31, 2025 and 2024, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both December 31, 2025 and 2024. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company’s bank subsidiary had no outstanding obligations to the FHLB as of both December 31, 2025 and 2024. The Company’s bank subsidiary maintains access to collateralized borrowings from the Federal Reserve. As of both December 31, 2025 and 2024, there were no outstanding obligations to the Federal Reserve.
On November 25, 2024, the Company entered into agreement to amend and restate its credit agreement that provides for an unsecured committed revolving credit facility of up to $1.0 billion that expires in November 2029. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both December 31, 2025 and 2024, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both December 31, 2025 and 2024.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both December 31, 2025 and 2024, AEIS had no borrowings outstanding.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,657	$3,864	$—	$6,521
Available-for-Sale securities:
Corporate debt securities	—	15,131	711	15,842
Residential mortgage backed securities	—	28,149	24	28,173
Commercial mortgage backed securities	—	3,687	—	3,687
Asset backed securities	—	3,752	1	3,753
State and municipal obligations	—	677	—	677
U.S. government and agency obligations	1,359	99	—	1,458
Foreign government bonds and obligations	—	1	—	1
Total Available-for-Sale securities	1,359	51,496	736	53,591
Investments at net asset value (“NAV”)				13	(1)
Trading and other securities	372	21	—	393
Separate account assets at NAV				80,044	(1)
Investments and cash equivalents segregated for regulatory purposes	439	—	—	439
Market risk benefits	—	—	2,274	2,274	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	1	142	—	143
Equity derivative contracts	218	12,722	—	12,940
Credit derivative contracts	—	15	—	15
Foreign exchange derivative contracts	—	24	—	24
Total other assets	219	12,903	—	13,122
Total assets at fair value	$5,046	$68,284	$3,069	$156,456

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$58	$58
IUL embedded derivatives	—	—	1,042	1,042
Structured variable annuity embedded derivatives	—	—	3,879	3,879
Total policyholder account balances, future policy benefits and claims	—	—	4,979	4,979	(3)
Market risk benefits	—	—	1,182	1,182	(2)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	1	218	—	219
Equity derivative contracts	346	7,651	—	7,997
Foreign exchange derivative contracts	—	1	—	1
Other	376	5	71	452
Total other liabilities	723	7,875	71	8,669
Total liabilities at fair value	$723	$7,879	$6,232	$14,834

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
(3) The Company’s adjustment for nonperformance risk resulted in a $258 million and $211 million cumulative decrease to the embedded derivatives as of December 31, 2025 and 2024, respectively.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2025	$583	$38	$126	$747		$55
Total gains (losses) included in:
Net income	2	—	—	2	(1)	9
Other comprehensive income (loss)	18	—	—	18		—
Purchases	169	49	—	218		—
Settlements	(61)	(2)	(58)	(121)		(5)
Transfers out of Level 3	—	(61)	(67)	(128)		—
Balance at December 31, 2025	$711	$24	$1	$736		$59

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2025	$2	$—	$—	$2	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2025	$18	$—	$—	$18		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2025	$53		$1,002		$2,461		$3,516	$68
Total (gains) losses included in:
Net income	10	(2)	204	(2)	1,758	(3)	1,972	(5)	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		(20)		102		82	41
Settlements	(5)		(144)		(442)		(591)	(34)
Balance at December 31, 2025	$58		$1,042		$3,879		$4,979	$71

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2025	$—		$204	(2)	$1,758	(3)	$1,962	$—

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$469	$—	$1	$470		$51
Total gains (losses) included in:
Net income	1	—	—	1	(1)	8
Other comprehensive income (loss)	1	—	—	1		—
Purchases	228	150	148	526		—
Settlements	(116)	(2)	—	(118)		(4)
Transfers out of Level 3	—	(110)	(23)	(133)		—
Balance at December 31, 2024	$583	$38	$126	$747		$55

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2024	$1	$—	$—	$1	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2024	$(2)	$—	$—	$(2)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933	$76
Total (gains) losses included in:
Net income	8	(2)	255	(2)	1,670	(3)	1,933	2	(4)
Issues	—		23		114		137	21
Settlements	(4)		(149)		(334)		(487)	(31)
Balance at December 31, 2024	$53		$1,002		$2,461		$3,516	$68

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2024	$—		$255	(2)	$1,670	(3)	$1,925	$—

	Available-for-Sale Securities			Receivables
	Corporate Debt Securities	Asset Backed Securities	Total	Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$405	$6	$411	$48
Total gains (losses) included in:
Net income	—	—	—	6
Other comprehensive income (loss)	11	—	11	—
Purchases	126	—	126	—
Settlements	(73)	(5)	(78)	(3)
Balance at December 31, 2023	$469	$1	$470	$51

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2023	$11	$—	$11	$—

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(5)	$646	$62
Total (gains) losses included in:
Net income	8	(2)	198	(2)	1,166	(3)	1,372	2	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		59		104		163	44
Settlements	(3)		(123)		(122)		(248)	(33)
Balance at December 31, 2023	$49		$873		$1,011		$1,933	$76

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2023	$—		$198	(2)	$1,166	(3)	$1,364	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and presented as a contra liability.
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $42 million, $14 million and $51 million, net of the reinsurance accrual, for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$708	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	1.6%	1.2%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.0%			3.0%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	15.0%			15.0%
			Constant prepayment rate	20.0%			20.0%
			Loss recovery	60.0%			60.0%
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (3)	0.5%	–	89.8%	5.1%
Fixed deferred indexed annuity embedded derivatives	$58	Discounted cash flow	Surrender rate (3)	0.5%	–	89.8%	5.1%
			Nonperformance risk (4)	65 bps			65 bps
IUL embedded derivatives	$1,042	Discounted cash flow	Nonperformance risk (4)	65 bps			65 bps
Structured variable annuity embedded derivatives	$3,879	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.0%
			Nonperformance risk (4)	65 bps			65 bps
Contingent consideration liabilities	$71	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	2.4%

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
uncollateralized derivative assets was immaterial as of both December 31, 2025 and 2024. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both December 31, 2025 and 2024. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $17 million and $27 million as of December 31, 2025 and 2024, respectively, and is classified as Level 3 in the fair value hierarchy.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,824	$—	$774	$1,979	$2,753
Policy loans	1,056	—	1,056	—	1,056
Receivables	9,480	201	2,274	6,012	8,487
Restricted and segregated cash	616	616	—	—	616
Other investments and assets	250	—	194	57	251

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$23,297	$—	$—	$19,636	$19,636
Investment certificate reserves	8,150	—	—	8,128	8,128
Banking and brokerage deposits	25,611	25,596	15	—	25,611
Separate account liabilities — investment contracts	2,765	—	2,765	—	2,765
Debt and other liabilities	3,545	245	3,376	3	3,624

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,354	$—	$433	$1,768	$2,201
Policy loans	982	—	982	—	982
Receivables	9,236	218	1,879	5,964	8,061
Restricted and segregated cash	887	887	—	—	887
Other investments and assets	272	—	220	53	273

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$20,097	$—	$—	$16,826	$16,826
Investment certificate reserves	11,205	—	—	11,183	11,183
Banking and brokerage deposits	24,639	24,639	—	—	24,639
Separate account liabilities — investment contracts	2,902	—	2,902	—	2,902
Debt and other liabilities	3,326	274	3,031	4	3,309
Receivables include deposit receivables, advisor loans, securities borrowed, margin loans and pledged asset lines of credit. Restricted and segregated cash includes cash segregated under federal and other regulations held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Other investments and assets primarily include syndicated loans, credit card receivables, certificate of deposits with original or remaining maturities at the time of purchase of more than 90 days, the Company’s membership in the FHLB and investments related to the Community Reinvestment Act. See Note 7 for additional information on mortgage loans, policy loans, syndicated loans, credit card receivables and deposit receivables.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$12,908	$—	$12,908	$(8,032)	$(2,486)	$(2,299)	$91
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	205	—	205	(41)	—	—	164
Total derivatives	13,122	—	13,122	(8,082)	(2,486)	(2,299)	255
Securities borrowed	202	—	202	(65)	—	(130)	7
Total	$13,324	$—	$13,324	$(8,147)	$(2,486)	$(2,429)	$262

	December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$9,126	$—	$9,126	$(5,566)	$(1,554)	$(1,970)	$36
OTC cleared	10	—	10	(10)	—	—	—
Exchange-traded	103	—	103	(18)	—	—	85
Total derivatives	9,239	—	9,239	(5,594)	(1,554)	(1,970)	121
Securities borrowed	218	—	218	(71)	—	(142)	5
Total	$9,457	$—	$9,457	$(5,665)	$(1,554)	$(2,112)	$126
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$8,146	$—	$8,146	$(8,032)	$(3)	$(103)	$8
OTC cleared	19	—	19	(9)	—	—	10
Exchange-traded	52	—	52	(41)	—	—	11
Total derivatives	8,217	—	8,217	(8,082)	(3)	(103)	29
Securities loaned	244	—	244	(65)	—	(170)	9
Total	$8,461	$—	$8,461	$(8,147)	$(3)	$(273)	$38

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Freestanding derivative instruments are reflected in Other assets and Other liabilities. Cash collateral pledged by the Company is reflected in Other assets and cash collateral accepted by the Company is reflected in Other liabilities. Securities borrowing and lending agreements are reflected in Receivables and Other liabilities, respectively. See Note 18 for additional disclosures related to the Company’s derivative instruments.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2025			December 31, 2024
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$36,011	$143	$219	$39,111	$180	$324
Equity contracts	132,590	12,940	7,997	109,622	8,957	5,362
Credit contracts	3,297	15	—	3,122	59	4
Foreign exchange contracts	2,459	24	1	3,426	43	13
Total non-designated hedges	174,357	13,122	8,217	155,281	9,239	5,703

Embedded derivatives
IUL	N/A	—	1,042	N/A	—	1,002
Fixed deferred indexed annuities and deposit receivables	N/A	59	58	N/A	55	53
Structured variable annuities (3)	N/A	—	3,879	N/A	—	2,461
SMC	N/A	—	4	N/A	—	7
Total embedded derivatives	N/A	59	4,983	N/A	55	3,523
Total derivatives	$174,357	$13,181	$13,200	$155,281	$9,294	$9,226
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
(3) The fair value of the structured variable annuity embedded derivatives as of December 31, 2025 included $3.9 billion of individual contracts in a liability position and $1 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2024 included $2.5 billion of individual contracts in a liability position and $3 million of individual contracts in an asset position.
See Note 16 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2025 and 2024, investment securities with a fair value of $1.7 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $104 million and $85 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of December 31, 2025 and 2024, investment securities with a fair value of $2.8 billion and $2.2 billion, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $2.4 billion and $2.0 billion, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2025 and 2024, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both December 31, 2025 and 2024, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Derivatives Not Designated as Hedges
The following tables presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Year Ended December 31, 2025
Interest rate contracts	$(1)	$—	$—	$—	$2	$(198)	$—
Equity contracts	(7)	1	148	100	1,554	(842)	15
Credit contracts	(3)	—	6	—	—	(82)	1
Foreign exchange contracts	—	—	—	—	—	(29)	23
IUL embedded derivatives	—	—	—	(60)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	18	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(1,758)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—	—
Total gain (loss)	$(11)	$—	$154	$58	$(202)	$(1,151)	$39

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Year Ended December 31, 2024
Interest rate contracts	$1	$—	$—	$—	$(10)	$(1,128)	$—
Equity contracts	(12)	2	119	71	1,419	(1,021)	10
Credit contracts	—	—	(3)	—	—	124	—
Foreign exchange contracts	—	—	—	—	—	64	(12)
IUL embedded derivatives	—	—	—	(106)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	16	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(1,670)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—	—
Total gain (loss)	$(11)	$—	$116	$(19)	$(261)	$(1,961)	$(2)

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Year Ended December 31, 2023
Interest rate contracts	$—	$—	$—	$—	$(5)	$(422)	$(1)	$—
Equity contracts	(3)	4	128	79	770	(1,239)	—	10
Credit contracts	—	—	2	—	—	7	—	—
Foreign exchange contracts	—	—	—	—	—	5	—	7
IUL embedded derivatives	—	—	—	(75)	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(3)	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(1,166)	—	—	—
SMC embedded derivatives	—	(5)	—	—	—	—	—	—
Total gain (loss)	$(3)	$(1)	$130	$1	$(401)	$(1,649)	$(1)	$17
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of December 31, 2025:

	Premiums Payable	Premiums Receivable
	(in millions)
2026	$247	$88
2027	21	—
2028	31	—
2029	135	—
2030	217	—
2031	16	—
Total	$667	$88
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
For the years ended December 31, 2025, 2024 and 2023, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of December 31, 2025 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is not material. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 10 years and relates to forecasted debt interest payments. See Note 21 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the years ended December 31, 2025, 2024 and 2023, the Company recognized nil, nil and a loss of $3 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiaries do not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2025 and 2024, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $104 million and $69 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2025 and 2024 was $103 million and $68 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2025 and 2024 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million as of both December 31, 2025 and 2024, respectively.
19.  Leases
The following table presents the balances for operating and finance ROU assets and lease liabilities:

Leases	Balance Sheet Classification	December 31, 2025	December 31, 2024
		(in millions)
Assets
Operating lease assets	Other assets	$223	$246
Finance lease assets	Other assets	—	8
Total lease assets		$223	$254

Liabilities
Operating lease liabilities	Other liabilities	$276	$313
Finance lease liabilities	Long-term debt	—	9
Total lease liabilities		$276	$322

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The finance lease the Company held at the Ameriprise Financial Center expired on October 31, 2025. For additional discussion, see Part I, Item 2 of this Annual Report on Form 10-K.
The following table presents the components of lease cost:

		Years Ended December 31,
Lease Cost	Income Statement Classification	2025	2024	2023
		(in millions)
Operating lease cost	General and administrative expense	$62	$61	$55
Finance lease cost:
Amortization of ROU assets	General and administrative expense	8	10	10
Interest on lease liabilities	Interest and debt expense	—	1	1
Total lease cost		$70	$72	$66
The following table presents the weighted-average lease term and weighted-average discount rate related to operating and finance leases:

	December 31, 2025	December 31, 2024
Lease Term and Discount Rate	Operating Leases	Finance Leases	Operating Leases
Weighted-average remaining lease term (years)	6	1	6
Weighted-average discount rate	3.4%	3.4%	2.9%
The following table presents supplemental cash flow information related to operating and finance leases:

	Years Ended December 31,
Supplemental Cash Flow Information	2025	2024	2023
	(in millions)
Operating cash flows:
Cash paid for amounts included in measurement of operating lease liabilities	$73	$69	$68
Cash paid for amounts included in measurement of finance lease liabilities	—	1	1
Financing cash flows:
Cash paid for amounts included in measurement of finance lease liabilities	$9	$11	$10
The following table presents the maturities of lease liabilities:

Maturity of Lease Liabilities	December 31, 2025
Operating Leases
(in millions)
2026	$68
2027	60
2028	52
2029	40
2030	29
Thereafter	53
Total lease payments	302
Less: interest	26
Present value of lease liabilities	$276
20. Share-Based Compensation
The Company’s share-based compensation plans consist of the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (the “2005 ICP”), the Ameriprise Financial Franchise Advisor Deferred Compensation Plan and the Ameriprise Advisor Group Deferred Compensation Plan.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Stock option	$16	$15	$16
Restricted stock	17	25	27
Restricted stock units and deferred share units	173	153	144
Liability awards	35	58	62
Total	$241	$251	$249
For the years ended December 31, 2025, 2024 and 2023, total income tax benefit using the statutory rate related to share-based compensation expense was $51 million, $53 million and $52 million, respectively.
As of December 31, 2025, there was $183 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 3 years.
Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan
The 2005 ICP, as amended and restated, was approved by shareholders on April 26, 2023, and provides for the grant of cash and equity incentive awards to directors, employees and independent contractors, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction. Under the 2005 ICP, as amended and restated a maximum of 58.1 million shares may be issued, of which 11.7 million shares are available to be issued as of December 31, 2025. Of this total, no more than 5.0 million shares may be issued after December 31, 2022 for full value awards, which are awards other than stock options and stock appreciation rights. Shares issued under the 2005 ICP may be authorized and unissued shares or treasury shares.
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
The following weighted average assumptions were used for stock option grants:

	2025	2024	2023
Dividend yield	1.5%	1.8%	2.0%
Expected volatility	31%	31%	33%
Risk-free interest rate	4.3%	4.0%	3.6%
Expected life of stock option (years)	5.0	5.0	5.0
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
The weighted average grant date fair value for options granted during 2025, 2024 and 2023 was $164.48, $112.88 and $99.86, respectively.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
A summary of the Company’s stock option activity for 2025 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	1.6	$207.11	5	$515
Granted	0.1	543.36
Exercised	(0.3)	163.17
Outstanding at December 31	1.4	237.73	5	365
Exercisable at December 31	1.2	197.43	4	350
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $89 million, $238 million and $136 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Restricted Stock Units and Deferred Share Units
The 2005 ICP provides for the grant of deferred share units to non-employee directors of the Company and for the grant of restricted stock units or deferred share units to employees. The director awards are fully vested upon issuance and are settled for Ameriprise Financial common stock upon the director’s termination of service. The employee awards generally vest ratably over three to four years. Compensation expense for deferred share units and restricted stock units is based on the market price of Ameriprise Financial stock on the date of grant. Restricted stock units and deferred stock units granted to employees are expensed on a straight-line basis over the vesting period or on an accelerated basis if certain age and length of service requirements are met. Deferred share units granted to non-employee directors are expensed immediately. Dividends are paid on restricted stock units, as declared by the Company’s Board of Directors, during the vesting period and are not subject to forfeiture. Dividend equivalents are issued on deferred share units, as dividends are declared by the Company's Board of Directors, and are not paid until distribution of the award. Dividend equivalents on the director awards are not subject to forfeiture, but on employee awards they are forfeited if the award is forfeited.
Ameriprise Financial Deferred Compensation Plan
The Ameriprise Financial Deferred Compensation Plan (“DCP”) under the 2005 ICP gives certain employees the choice to defer a portion of their eligible compensation, which can be invested in investment options as provided by the DCP, including the Ameriprise Financial Stock Fund. The DCP is an unfunded non-qualified deferred compensation plan governed by section 409A of the Internal Revenue Code. The Company provides a matching contribution on certain employee deferrals. Participant deferrals vest immediately and the Company’s matching contributions vest after three years. Distributions are made in shares of the Company’s common stock for the portion of the deferral elected to be invested in the Ameriprise Financial Stock Fund and the Company match, for which the Company has recorded in equity. The DCP does allow for accelerated vesting of the share-based awards in cases of death, disability and qualified retirement. Compensation expense related to the Company’s matching contributions invested in the Ameriprise Financial Stock Fund is recognized on a straight-line basis over the vesting period or on an accelerated basis if certain age and length of service requirements are met. Dividend equivalents are credited on both employee deferrals into the Ameriprise Financial Stock Fund and Company matching contributions invested into the Ameriprise Financial Stock Fund. Dividend equivalents associated with matching contributions are subject to forfeiture until the underlying match becomes fully vested.
Ameriprise Financial Franchise Advisor Deferred Compensation Plan
The Franchise Advisor Deferred Compensation Plan (the “AFG Deferral Plan”) is an unfunded, non-qualified deferred compensation plan that provides benefits to certain advisors and leaders associated with the Company. The AFG Deferral Plan has not been approved by the Company’s shareholders, and it is a value-neutral plan (as that term is used by proxy advisory firms) and there will be no additional premium or matching contributions. Under the AFG Deferral Plan, a maximum of 12.5 million Company shares may be issued, of which 10.3 million shares have been issued since inception.
The AFG Deferral Plan allows participants to voluntarily defer a portion of their cash commissions and elect crediting rate alternatives that includes a fund based on Ameriprise Financial stock or other investment options in lieu of receiving the applicable cash compensation. Amounts a participant chooses to invest in the fund tracking Ameriprise Financial stock will be settled in Ameriprise Financial shares; all voluntary deferrals invested in other investment options will be settled in cash. From 2006-2010, the Company provided advisors with a matching contribution with respect to these voluntary deferred amounts; however, the Company has not provided a match since 2010 and has amended the AFG Deferral Plan to remove any matching contributions. There are approximately

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
94,000 shares outstanding under this prior matching contribution. Other than this historical matching contribution, the Company does not provide any additional premium in connection with the deferred compensation.
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
Ameriprise Advisor Group Deferred Compensation Plan
The Advisor Group Deferred Compensation Plan (the “AAG Deferral Plan”) was established in 2009 as an unfunded, non-qualified deferred compensation plan that provides benefits to certain employee advisors and field leaders of the Company. The AAG Deferral Plan was not approved by the Company’s shareholders and is considered a value-neutral plan (as that term is used by proxy advisory firms) and there will be no additional premium or matching contributions. Under the AAG Deferral Plan, a maximum of 3.0 million Company shares may be issued, of which 1.5 million shares have been issued since inception.
The AAG Deferral Plan allows eligible employees to voluntarily defer a portion of their base salary, bonus and/or commissions and elect crediting rate alternatives that include a fund based on Ameriprise Financial stock or other investment options in lieu of receiving the applicable cash compensation. Such deferrals are fully vested and not subject to future service requirements or forfeitures and the Company does not provide any additional premium or matching contribution in connection with the deferred compensation. Amounts a participant chooses to invest in the fund tracking Ameriprise Financial stock will be settled in Ameriprise Financial shares; all voluntary deferrals invested in other investment options will be settled in cash.
In addition to the voluntary deferral component, participants may earn amounts in recognition of certain performance achievements. These amounts receive a crediting rate based on Ameriprise Financial stock or other investment options, at the participant’s election where applicable. For amounts allocated in the fund that tracks the performance of Ameriprise Financial stock, a participant elects (when an award is granted) whether to receive payout of these awards in cash or Ameriprise Financial shares. For amounts allocated to other options, the participant receives payout in cash. These award types are subject to future service requirements and forfeitures, and the Company does not provide any additional premium or matching contribution in connection with the deferred compensation. Share units receive dividend equivalents, as dividends are declared by the Company’s Board of Directors, until distribution and are subject to forfeiture until vested.
Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation and commission deferrals into stock and deferred share units for 2025 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	1.1	$295.92
Granted	0.3	530.67
Deferred	0.1	497.26
Vested	(0.7)	330.27
Forfeited	—	391.17
Non-vested shares at December 31	0.8	371.86
The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2025, 2024 and 2023 was $315 million, $263 million and $197 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2025, 2024 and 2023 was $536.71, $395.66 and $342.66, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2025, 2024 and 2023 was $515.25, $428.36 and $336.62, respectively.
Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 175% of the target for awards made in 2018 or later, if performance

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise Financial common stock. The total number of target PSUs outstanding at the end of December 31, 2025, 2024 and 2023 was 0.1 million, 0.1 million and 0.2 million, respectively. The PSUs are liability awards. During the years ended December 31, 2025, 2024 and 2023, the value of shares settled for PSU awards was $49 million, $63 million and $68 million, respectively.
21.  Shareholders’ Equity
The following table presents the amounts related to each component of OCI:

	Year Ended December 31, 2025
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,230	$(277)	$953
Reclassification of net (gains) losses on securities included in net income (2)	(3)	1	(2)
Impact of benefit reserves and reinsurance recoverables	(9)	2	(7)
Net unrealized gains (losses) on securities	1,218	(274)	944
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	(11)	2	(9)
Net unrealized gains (losses) on derivatives	(11)	2	(9)
Effect of changes in discount rate assumptions on certain long-duration contracts	(91)	19	(72)
Effect of changes in instrument-specific credit risk on market risk benefits (“MRBs”)	26	(6)	20
Defined benefit plans:
Net gains (losses)	17	(3)	14
Defined benefit plans	17	(3)	14
Foreign currency translation	121	(3)	118
Other	1	—	1
Total other comprehensive income (loss)	$1,281	$(265)	$1,016

	Year Ended December 31, 2024
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(303)	$61	$(242)
Reclassification of net (gains) losses on securities included in net income (2)	19	(4)	15
Impact of benefit reserves and reinsurance recoverables	20	(4)	16
Net unrealized gains (losses) on securities	(264)	53	(211)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	1	—
Net unrealized gains (losses) on derivatives	(1)	1	—
Effect of changes in discount rate assumptions on certain long-duration contracts	194	(41)	153
Effect of changes in instrument-specific credit risk on MRBs	(79)	17	(62)
Defined benefit plans:
Prior service credits (costs)	(2)	1	(1)
Net gains (losses)	19	(3)	16
Defined benefit plans	17	(2)	15
Foreign currency translation	(37)	—	(37)
Total other comprehensive income (loss)	$(170)	$28	$(142)

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,038	$(240)	$798
Reclassification of net (gains) losses on securities included in net income (2)	29	(6)	23
Impact of benefit reserves and reinsurance recoverables	(24)	5	(19)
Net unrealized gains (losses) on securities	1,043	(241)	802
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	3	(1)	2
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	1	—
Net unrealized gains (losses) on derivatives	2	—	2
Effect of changes in discount rate assumptions on certain long-duration contracts	(69)	15	(54)
Effect of changes in instrument-specific credit risk on MRBs	(83)	18	(65)
Defined benefit plans:
Prior service credits (costs)	(1)	—	(1)
Net gains (losses)	20	(4)	16
Defined benefit plans	19	(4)	15
Foreign currency translation	79	1	80
Total other comprehensive income (loss)	$991	$(211)	$780
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in Net investment income.
(3) Includes a $1 million and $1 million pretax gain reclassified to Interest and debt expense.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions on Certain Long - Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at January 1, 2023	$(2,043)	$3	$(72)	$(20)	$(75)	$(338)	$(1)	$(2,546)
OCI before reclassifications	779	2	(54)	(65)	14	80	—	756
Amounts reclassified from AOCI	23	—	—	—	1	—	—	24
Total OCI	802	2	(54)	(65)	15	80	—	780
Balance at December 31, 2023	(1,241)	5	(126)	(85)	(60)	(258)	(1)	(1,766)
OCI before reclassifications	(226)	—	153	(62)	15	(37)	—	(157)
Amounts reclassified from AOCI	15	—	—	—	—	—	—	15
Total OCI	(211)	—	153	(62)	15	(37)	—	(142)
Balance at December 31, 2024	(1,452)	5	27	(147)	(45)	(295)	(1)	(1,908)
OCI before reclassifications	946	(9)	(72)	20	14	118	1	1,018
Amounts reclassified from AOCI	(2)	—	—	—	—	—	—	(2)
Total OCI	944	(9)	(72)	20	14	118	1	1,016
Balance at December 31, 2025	$(508)	$(4)	$(45)	$(127)	$(31)	$(177)	$—	$(892)
For the years ended December 31, 2025, 2024 and 2023, the Company repurchased a total of 5.5 million shares, 4.9 million shares and 5.9 million shares, respectively, of its common stock for an aggregate cost of $2.8 billion, $2.2 billion and $2.0 billion, respectively. On July 24, 2023, the Company’s Board of Directors authorized $3.5 billion for the repurchase of the Company’s common stock through September 30, 2025, which was exhausted during the second quarter of 2025. On April 22, 2025, the Company’s Board of Directors authorized $4.5 billion for the repurchase of the Company’s common stock through June 30, 2027. As of December 31, 2025, the Company had $2.6 billion remaining under this share repurchase authorization.
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
For the years ended December 31, 2025, 2024 and 2023, the Company reacquired 0.2 million shares, 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $132 million, $115 million and $99 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the years ended December 31, 2025, 2024 and 2023, the Company reacquired 0.1 million shares, 0.5 million shares and 0.4 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $75 million, $220 million and $150 million, respectively.
For the years ended December 31, 2025, 2024 and 2023, the Company reissued 0.7 million, 0.8 million and 0.6 million, respectively, treasury shares for restricted stock award grants, performance share units, and issuance of shares vested under advisor deferred compensation plans.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
22.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Numerator:
Net income	$3,563	$3,401	$2,556

Denominator:
Basic: Weighted-average common shares outstanding	96.7	101.0	105.7
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.5	1.9	2.1
Diluted: Weighted-average common shares outstanding	98.2	102.9	107.8

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$36.85	$33.67	$24.18
Diluted	$36.28	$33.05	$23.71
The calculation of diluted earnings per share includes the dilutive effect of the assumed exercise or issuance of stock-based awards using the treasury stock method. The calculation excludes the incremental effect of 0.1 million, nil and 0.2 million options for the years ended December 31, 2025, 2024 and 2023, respectively, due to their anti-dilutive effect.
23. Regulatory Requirements
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” (“BBA”) for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. The BBA is designed to adjust and aggregate existing legal entity available capital and capital requirements after translating the capital positions, if necessary, into terms of the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (“RBC”) framework. The ratio of the amount of available capital to the capital requirement amount is referred to as the BBA ratio and is subject to a 250% minimum, effective January 1, 2024. An additional capital conservation buffer of 150% was effective as of December 31, 2025, for a total capital requirement of at least 400%.
The BBA available capital, BBA capital requirement, and BBA ratio as of December 31, 2025 are as follows:

(in millions, except percentages)
BBA available capital	$4,144
BBA capital requirement	419
BBA ratio	989%
Subsidiary regulatory requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s operating subsidiaries.
Insurance subsidiaries
The NAIC defines RBC requirements for insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. These requirements apply to the Company’s life insurance companies. The Company’s life insurance companies each met their respective minimum RBC requirements.
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
State insurance statutes contain limitations as to the amount of dividends that insurers may make without providing prior notification to state regulators. For RiverSource Life, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce (“MN DOC”), RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned deficit was

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
$275 million and $736 million as of December 31, 2025 and 2024, respectively.
In addition, dividends whose fair market value, together with that of other dividends made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the MN DOC, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $2.5 billion and $2.7 billion as of December 31, 2025 and 2024, respectively.
Statutory net gain from operations and net income are summarized as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
RiverSource Life
Statutory net gain from operations	$1,855	$1,097	$1,331
Statutory net income (loss)	1,101	(91)	845
Government debt securities of $4 million as of both December 31, 2025 and 2024 held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.
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
The following table presents the net capital position of both AEIS and AFS:

	December 31,
	2025	2024
	(in millions, except percentages)
AEIS
Net capital as a percent of aggregate debit items	9.85%	9.49%

Net capital	$173	$141
Less: required net capital	35	30
Excess net capital	$138	$111

AFS
Net capital	$138	$113
Less: required net capital	—	—
Excess net capital	$138	$113
Bank subsidiary
Ameriprise Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) in its role as insurer of its deposits. Ameriprise Bank is required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 Capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CEIT”) to risk-weighted assets. Ameriprise Bank calculates these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and Ameriprise Bank’s internal capital policies. As permitted under the rules of the Basel III capital framework, Ameriprise Bank has elected to exclude AOCI from its calculation of regulatory capital. Ameriprise Bank’s requirements to maintain adequate capital ratios in relation to its risk-weighted asset levels could affect its ability to take capital actions, such as the payment of dividends. As of December 31, 2025, Ameriprise Bank’s capital levels exceeded the capital conservation buffer requirement and was categorized as “well-capitalized.”

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” Ameriprise Bank must maintain minimum CEIT, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table:

Regulatory Capital	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in millions, except percentages)
At December 31, 2025
Common equity Tier 1 capital	$1,821	32.63%	$251	4.50%	$363	6.50%
Tier 1 capital	1,821	32.63	335	6.00	447	8.00
Total capital	1,833	32.83	447	8.00	558	10.00
Tier 1 leverage	1,821	7.32	996	4.00	1,245	5.00

At December 31, 2024
Common equity Tier 1 capital	$1,763	33.88%	$234	4.50%	$338	6.50%
Tier 1 capital	1,763	33.88	312	6.00	416	8.00
Total capital	1,772	34.06	416	8.00	520	10.00
Tier 1 leverage	1,763	7.35	959	4.00	1,199	5.00
Asset manager subsidiaries
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
Actual capital and regulatory required capital determined in accordance with U.K. regulatory legislation are as follows:

	December 31,
	2025	2024
	(in millions)
Actual capital	$471	$692
Required capital	302	265
Other subsidiaries
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the MN DOC. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $8.2 billion and $11.2 billion as of December 31, 2025 and 2024, respectively. ACC had qualified assets of $8.7 billion and $11.9 billion as of December 31, 2025 and 2024, respectively.
Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the MN DOC.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
24.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Current income tax
Federal	$605	$583	$518
State and local	154	137	124
Foreign	25	21	18
Total current income tax	784	741	660
Deferred income tax
Federal	157	164	45
State and local	(2)	(29)	(14)
Foreign	2	(10)	(13)
Total deferred income tax	157	125	18
Total income tax provision	$941	$866	$678
The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
United States	$4,406	$4,221	$3,199
Foreign	98	46	35
Total	$4,504	$4,267	$3,234
The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(in millions, except percentages)
U.S. federal statutory tax rate	$946	21.0%	$896	21.0%	$679	21.0%
State and local income taxes, net of federal income tax effect (1)	103	2.3	85	2.0	87	2.7
Foreign tax effects	6	0.1	1	—	(2)	(0.1)
Effect of cross-border tax laws	2	—	1	—	—	—
Tax credits	(46)	(1.0)	(47)	(1.1)	(61)	(1.9)
Nontaxable or nondeductible items:
Incentive compensation	(61)	(1.4)	(66)	(1.6)	(47)	(1.5)
Other	(12)	(0.2)	(12)	(0.3)	3	0.1
Changes in unrecognized tax benefits	13	0.3	19	0.5	26	0.8
Other adjustments	(10)	(0.2)	(11)	(0.2)	(7)	(0.1)
Effective tax rate	$941	20.9%	$866	20.3%	$678	21.0%
(1) State taxes in California, Minnesota, New York, Massachusetts and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category for 2025. State taxes in Minnesota, California, New York, Georgia, and Wisconsin made up the majority (greater than 50 percent) of the tax effect in this category for 2024. State taxes in California, Minnesota, New York and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category for 2023.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2025 and 2024. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within Other assets or Other liabilities, were as follows:

	December 31,
	2025	2024
	(in millions)
Deferred income tax assets
Deferred compensation including corresponding hedges	$715	$655
Insurance and annuity benefits including corresponding hedges	525	802
Investments including net unrealized on Available-for-Sale securities	195	381
Net operating loss and tax credit carryforward	159	221
Other	200	159
Gross deferred income tax assets	1,794	2,218
Less: valuation allowance	65	67
Total deferred income tax assets	1,729	2,151

Deferred income tax liabilities
Deferred acquisition costs	333	364
Goodwill and intangibles	323	323
Other	153	137
Gross deferred income tax liabilities	809	824
Net deferred income tax assets	$920	$1,327
Included in the Company’s deferred income tax assets are tax benefits related to foreign net operating losses of $50 million, which do not expire, corporate alternative minimum tax (“CAMT”) credit carryforwards of $75 million, which do not expire, and state net operating losses of $34 million, net of federal benefit, which will expire beginning December 31, 2026. Based on analysis of the Company’s tax position as of December 31, 2025, management believes it is more likely than not that the Company will not realize certain state net operating losses of $29 million, state deferred tax assets of $2 million (both net of federal benefit), and foreign net operating losses of $34 million; therefore, a valuation allowance of $65 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2025	2024	2023
	(in millions)
Balance at January 1	$164	$150	$138
Additions for tax positions related to the current year	19	22	26
Reductions for tax positions related to the current year	(2)	(2)	(3)
Additions for tax positions of prior years	15	23	80
Reductions for tax positions of prior years	(20)	(8)	(85)
Reductions due to lapse of statutes of limitations	(5)	(20)	(5)
Audit settlements	(3)	(1)	(1)
Balance at December 31	$168	$164	$150
If recognized, approximately $137 million, $134 million and $120 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2025, 2024 and 2023, respectively, would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $16 million, $5 million and $12 million in interest and penalties for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the Company had a payable of $55 million and $31 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statutes of limitations are closed on years through 2018, except for two issues for 2016 which were claimed on an amended return. During the second quarter of 2025, the Internal Revenue Service (“IRS”) finalized the audit of tax years 2019 and 2020, except for one issue for 2020, which remains open. The IRS is currently auditing the Company’s U.S. income tax returns for 2021 through 2023. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2018 through 2023.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company is an applicable corporation required to compute CAMT, however, as of December 31, 2025, based on current estimates, the Company does not expect to be liable for CAMT in 2025. This estimate is based on interpretations and assumptions of available guidance, including proposed regulations and notices, that the Company has made regarding the CAMT provisions of the Inflation Reduction Act of 2022.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. As of December 31, 2025, the tax impact was not material to the consolidated financial statements. The Company continues to monitor the adoption and implementation of these rules and evaluate the potential impact on its consolidated financial statements.
The legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The corporate tax law changes resulting from the OBBBA did not have a material impact to the Company’s consolidated financial statements for the year ended December 31, 2025 and, based on current guidance, the Company does not expect to record any material impacts in the future.
Income taxes paid were as follows:

	2025	2024	2023
	(in millions)
Income taxes paid, net	$885	$496	$1,036
Federal	716	366	885
State and local	146	117	129
Foreign	23	13	22
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
The Company also sponsors unfunded defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. On December 31, 2016, the access to retiree health care coverage was closed to all active employees who had previously met the qualification requirements. Instead, only existing retirees, as of January 1, 2017, qualifying for the plan and electing coverage will be provided a fixed amount to subsidize health care insurance purchased through other providers. Net periodic postretirement benefit costs were not material for the years ended December 31, 2025, 2024 and 2023.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
All components of the net periodic benefit cost are recorded in General and administrative expense and were as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Service cost	$25	$28	$29
Interest cost	67	66	65
Expected return on plan assets	(83)	(79)	(76)
Amortization of prior service credits	(1)	(1)	(1)
Amortization of net loss	1	—	—
Other	1	1	3
Net periodic benefit cost	$10	$15	$20
The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.
The following table provides a reconciliation of changes in the benefit obligation:

	Pension Plans		Other Postretirement Plans
	2025	2024	2025	2024
	(in millions)
Benefit obligation at January 1	$1,265	$1,355	$11	$11
Service cost	25	28	—	—
Interest cost	67	66	1	1
Benefits paid	(27)	(28)	(1)	(1)
Actuarial (gain) loss	21	(79)	—	—
Acquisition (divestiture)	19	(18)	—	—
Settlements	(48)	(50)	—	—
Foreign currency rate changes	29	(9)	—	—
Benefit obligation at December 31	$1,351	$1,265	$11	$11
The actuarial (gain) loss for pension plans was primarily due to changes in the discount rate assumption as of both December 31, 2025 and 2024.
The following table provides a reconciliation of changes in the fair value of assets:

	Pension Plans
	2025	2024
	(in millions)
Fair value of plan assets, January 1	$1,253	$1,292
Actual return on plan assets	120	17
Employer contributions	39	50
Benefits paid	(27)	(28)
Acquisition (divestiture)	19	(18)
Settlements	(48)	(50)
Foreign currency rate changes	36	(10)
Fair value of plan assets, December 31	$1,392	$1,253
The Company complies with the minimum funding requirements in all countries. The following table provides the amounts recognized in the Consolidated Balance Sheets as of December 31, which equal the funded status of the plans:

	Pension Plans		Other Postretirement Plans
	2025	2024	2025	2024
	(in millions)
Benefit liability	$(147)	$(139)	$(11)	$(11)
Benefit asset	188	127	—	—
Net amount recognized	$41	$(12)	$(11)	$(11)

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The accumulated benefit obligation for all pension plans as of December 31, 2025 and 2024 was $1.3 billion and $1.2 billion, respectively. The following table provides information for pension plans with benefit obligations in excess of plan assets:

	December 31,
	2025	2024
	(in millions)
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$166	$158
Fair value of plan assets	27	27
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$174	$166
Fair value of plan assets	27	27
The weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Other Postretirement Plans
	2025	2024	2025	2024

Discount rates	5.39%	5.57%	4.80%	5.38%
Rates of increase in compensation levels	3.59	3.64	N/A	N/A
Interest crediting rates for cash balance plans	5.00	5.00	N/A	N/A
N/A  Not Applicable
The weighted average assumptions used to determine net periodic benefit cost of pension plans were as follows:

	2025	2024	2023

Discount rates	5.57%	4.98%	5.30%
Rates of increase in compensation levels	3.64	3.64	3.72
Expected long-term rates of return on assets	6.34	5.90	6.04
Interest crediting rates for cash balance plans	5.00	5.00	5.00
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
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds and certain collective funds described below, and additional voluntary contribution assets outside the U.S. which are allocated at the discretion of the individual and will be converted at retirement into the defined benefit pension plan. Actual allocations will generally be within 5% of these targets. In addition, assets in pooled pension funds and certain collective funds reflect allocations between growth and liability matching portfolios and may shift based on manager discretion. These funds invest primarily in debt securities, equity securities, and certain derivatives, either directly or through other collective funds. As of December 31, 2025 and 2024, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the Company’s pension plans assets measured at fair value on a recurring basis:

Asset Category	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. small cap stocks	$36	$5	$—	$41
Registered investment companies	28	—	—	28
Insurance contracts	—	—	21	21
Cash equivalents at NAV				4	(1)
Collective investment funds at NAV				1,230	(1)
Real estate investment trusts at NAV				22	(1)
Hedge funds at NAV				46	(1)
Total	$64	$5	$21	$1,392

	December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. small cap stocks	$46	$6	$—	$52
Registered investment companies	69	—	—	69
Insurance contracts	—	—	21	21
Cash equivalents at NAV				7	(1)
Collective investment funds at NAV				1,057	(1)
Real estate investment trusts at NAV				20	(1)
Hedge funds at NAV				27	(1)
Total	$115	$6	$21	$1,253
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
The fair value of equity securities classified as Level 1 use quoted prices in active markets and the fair value of equity securities classified as Level 2 is determined based on a market approach using observable inputs. The fair value of the registered investment companies’ mutual funds is determined by the NAV which represents the exit price. These funds are classified as Level 1 as they are traded in active markets and quoted prices are available. Insurance contracts support certain non-U.S plans and are classified as Level 3.
The following table presents the amounts recognized in AOCI, net of tax, as of December 31, 2025 but not recognized as components of net periodic benefit cost:

	Pension Plans	Other Postretirement Plans
	(in millions)
Unrecognized actuarial gain (loss)	$(33)	$1
See Note 21 for a rollforward of AOCI related to the Company’s defined benefit plans.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company’s pension plans expect to make benefit payments to retirees as follows:

	Pension Plans	Other Postretirement Plans
	(in millions)
2026	$86	$2
2027	95	1
2028	95	1
2029	103	1
2030	95	1
2031-2035	531	4
The Company expects to contribute $22 million and nil to its pension plans and other postretirement plans, respectively, in 2026.
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
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $69 million, $66 million and $67 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $15 million, $16 million and $16 million for the years ended December 31, 2025, 2024 and 2023, respectively.
26. Commitments and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2025	2024
	(in millions)
Commercial mortgage loans	$32	$58
Property funds	1	63
Private funds	7	—
Pledged asset lines of credit	3,258	2,399
Home equity lines of credit	24	—
Total funding commitments	$3,322	$2,520
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
As with other financial services firms, the level of regulatory activity concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by the SEC, the Financial Industry Regulatory Authority, the OCC, the FDIC, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic and foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company is cooperating with the applicable regulators.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of December 31, 2025 and 2024, the estimated liability was $13 million and $11 million, respectively. As of December 31, 2025 and 2024, the related premium tax asset was $11 million and $9 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through the Company’s advisors. These services are centered on long-term, personal relationships between the Company’s advisors and its clients and focus on helping clients achieve their financial goals. The Company’s advisors provide a distinctive, holistic approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs and goals. Banking, lending, and cash management solutions help clients establish financial flexibility while planning for both short- and long-term needs. A significant portion of revenues in this segment are fee-based and driven by the level of client assets, which is impacted by both market movements and net asset flows. The Company also earns net investment income on owned assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-affiliated products and intersegment revenues for distributing the Company’s affiliated products and services provided to its retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.
The Asset Management segment provides investment management, advice and products to retail, high net worth and institutional clients on a global scale through the Columbia Threadneedle Investments® brand, which represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (“Columbia Management”) and Threadneedle. Columbia Management primarily provides products and services in the U.S., and Threadneedle primarily provides products and services internationally. The Company offers U.S. retail clients a range of products through both unaffiliated third-party financial institutions and the Advice & Wealth Management segment. The Company provides institutional products and services through its institutional sales force. Retail products for non-U.S. investors are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, CLOs, hedge fund or alternative strategies, collective funds and property and infrastructure funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. The Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for these services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management and Retirement & Protection Solutions segments.
The Retirement & Protection Solutions segment includes Retirement Solutions (variable annuities and payout annuities) and Protection Solutions (life and DI insurance). Retirement Solutions provides variable annuity products of RiverSource Life companies to individual clients. The Company provides variable annuity products through its advisors. Revenues for the Company’s variable annuity products are primarily earned as fees based on a contractholder’s benefit base, contract value, or separate account value, which is impacted by both market movements and net asset flows. The Company also earns net investment income on general account assets supporting reserves for non-life contingent payout annuities, structured variable annuities, certain guaranteed benefits and fixed investment options offered with variable annuities and on capital supporting the business. Revenues for the Company’s life contingent payout annuities are earned as premium revenue. Protection Solutions offers a variety of products to address the protection and risk management needs of the Company’s retail clients including life and DI insurance. Life and DI insurance products are primarily provided through the Company’s advisors and these policies are issued through its RiverSource Life companies. The primary sources of revenues for Protection Solutions are premiums, fees and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of the RiverSource Life companies’ separate account assets supporting VUL investment options. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds under variable annuity contracts and VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
which are excluded on an operating basis. Revenues for the Company’s fixed deferred annuity products are primarily earned as net investment income on the RiverSource Life companies’ general account assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances.
Management uses segment adjusted operating measures in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by some securities analysts and investors. Consistent with GAAP accounting guidance for segment reporting, adjusted operating earnings is the Company’s measure of segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. The Company believes the presentation of segment adjusted operating earnings, as the Company measures it for management purposes, enhances the understanding of its business by reflecting the underlying performance of its core operations and facilitating a more meaningful trend analysis. As its chief operating decision maker (“CODM”), the Company’s Chairman and Chief Executive Officer utilizes these segment adjusted operating measures to allocate resources and assess performance.
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2025	2024
	(in millions)
Advice & Wealth Management	$40,038	$41,514
Asset Management	6,723	7,350
Retirement & Protection Solutions	127,778	116,609
Corporate & Other	16,365	15,930
Total assets	$190,904	$181,403

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$11,741	$10,780	$9,418
Asset Management	3,621	3,515	3,278
Retirement & Protection Solutions	3,955	3,773	3,476
Corporate & Other	427	454	533
Elimination of segment revenues (1)	(1,451)	(1,443)	(1,318)
Total segment adjusted operating net revenues	18,293	17,079	15,387
Adjustments:
Net realized investment gains (losses)	(8)	(21)	(32)
Market impact on non-traditional long-duration products	12	3	2
Revenue attributable to consolidated investment entities	183	203	178
Total net revenues per consolidated statements of operations	$18,480	$17,264	$15,535
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2025, 2024 and 2023 in each segment as follows: Advice & Wealth Management ($936, $935 and $847, respectively); Asset Management ($103, $96 and $79, respectively); Retirement & Protection Solutions ($443, $441 and $411, respectively); and Corporate & Other ($(31), $(29) and $(19), respectively).

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$3,411	$3,233	$2,851
Asset Management	1,016	920	720
Retirement & Protection Solutions	846	726	685
Corporate & Other	(396)	(443)	(320)
Total segment adjusted operating earnings	4,877	4,436	3,936
Adjustments:
Net realized investment gains (losses)	(8)	(21)	(32)
Market impact on non-traditional long-duration products	(366)	(153)	(608)
Mean reversion related impacts	1	1	—
Integration/restructuring charges	—	—	(62)
Net income (loss) attributable to consolidated investment entities	—	4	—
Pretax income per consolidated statements of operations	$4,504	$4,267	$3,234

Adjusted operating earnings includes the following significant expense categories:

	Year Ended December 31, 2025
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$6,513	$1,005	$520	$(11)
Interest credited to fixed accounts	—	—	373	202
Benefits, claims, losses and settlement expenses	—	—	913	215
Remeasurement (gains) losses of future policy benefit reserves	—	—	(24)	34
Change in fair value of market risk benefits	—	—	726	—
Amortization of deferred acquisition costs	—	7	229	6
Interest and debt expense	55	12	40	105
General and administrative expense	1,762	1,581	332	272
Total expenses	$8,330	$2,605	$3,109	$823

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$5,823	$989	$515	$(10)
Interest credited to fixed accounts	—	—	367	216
Benefits, claims, losses and settlement expenses	—	—	927	217
Remeasurement (gains) losses of future policy benefit reserves	—	—	(36)	(8)
Change in fair value of market risk benefits	—	—	684	—
Amortization of deferred acquisition costs	—	7	227	8
Interest and debt expense	38	7	45	108
General and administrative expense	1,686	1,592	318	366
Total expenses	$7,547	$2,595	$3,047	$897

	Year Ended December 31, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$4,888	$925	$464	$(10)
Interest credited to fixed accounts	—	—	369	234
Benefits, claims, losses and settlement expenses	—	—	744	236
Remeasurement (gains) losses of future policy benefit reserves	—	—	(19)	(1)
Change in fair value of market risk benefits	—	—	628	—
Amortization of deferred acquisition costs	—	6	229	11
Interest and debt expense	27	7	51	97
General and administrative expense	1,652	1,620	325	286
Total expenses	$6,567	$2,558	$2,791	$853

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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal chief executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2025.
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
The Company’s management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.
Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Index
Ameriprise Financial, Inc.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The following portions of the Proxy Statement are incorporated herein by reference:
•information included under the caption “Corporate Governance-Item 1-Election of the Eight Director Nominees Named Below”;
•information included under the caption “Information About the Annual Meeting and Voting-Requirements and Deadlines for Submission of Shareholder Proposals or Nomination of Directors for the 2027 Annual Meeting”;
•information under the caption “Corporate Governance-Corporate Governance Documents and Policies-Codes of Conduct”;
•information under the caption “Corporate Governance-Corporate Governance Documents and Policies-Insider Trading Policies”;
•information under the caption “Corporate Governance-Corporate Governance Documents and Policies-Hedging Policy”;
•information under the caption “Corporate Governance-Year-Round Review of Board Composition and Succession”;
•information included under the caption “Corporate Governance-Committees of the Board”;
•information included under the caption “Corporate Governance-Committees of the Board-Board Committee Responsibilities - Audit and Risk Committee”;
•information included under the caption “Corporate Governance-Committees of the Board-Board Committee Responsibilities - Audit and Risk Committee - Audit Committee Financial Experts”; and
•information under the caption “Delinquent Section 16(a) Reports”.
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
*James M. Cracchiolo-Chairman and Chief Executive Officer, Ameriprise Financial
Mr. Cracchiolo (67) has been our Chairman and Chief Executive Officer since September 2005 when the Company completed its spinoff from American Express. Prior to his current role, Mr. Cracchiolo held a number of senior-level positions at American Express, including group president of American Express Global Financial Services (2000 - 2005); CEO and president of American Express Financial Corporation (AEFC) (2000 - 2005) and chairman of AEFC (2001 - 2005); chairman of American Express Bank Ltd. (2000 - 2005); president and CEO of Travel Related Services International (TRS) (1998 - 2000); president of Global Network Services (1997 -1998); senior vice president of TRS Quality, Global Reengineering (1993 - 1997); and executive vice president and chief financial officer of Shearson Lehman Brothers (then a unit of American Express) (1990 - 1993). In addition, Mr. Cracchiolo previously served on the boards of directors of the American Council of Life Insurers, the Financial Services Roundtable and on the board of advisors to the March of Dimes Foundation.
*Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (83) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.
Kelli A. Hunter Petruzillo-Executive Vice President of Human Resources
Ms. Hunter Petruzillo (64) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter Petruzillo served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter Petruzillo was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
*Dawn M. Brockman-Senior Vice President and Corporate Controller (Principal Accounting Officer)
Ms. Brockman (53) has been our Senior Vice President and Controller since September 2022, and previously was Interim Controller from July 2022 until September 2022. Prior to that, Ms. Brockman served as Vice President Finance - Controllership since November 2019 until July 2022 and the Vice President Finance - Advice & Wealth Management from October 2013 to November 2019. Ms. Brockman joined Ameriprise in 1994.

Index
Ameriprise Financial, Inc.
Deirdre D. McGraw-Executive Vice President-Marketing, Communications and Community Relations
Ms. McGraw (55) has been our Executive Vice President-Marketing, Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.
*Gerard Smyth-Executive Vice President and Chief Information Officer
Mr. Smyth (64) has been our Chief Information Officer since August 2020. Prior to that date, Mr. Smyth served as Executive Vice President-Technology for Ameriprise’s AWM Business since August 2013. Prior to joining Ameriprise in 2002, he held senior delivery and architectural roles with American Express, the Australian Stock Exchange and Qantas Airways. He has a bachelor’s degree in electronics engineering from Imperial College London and an MBA from the University of Sydney.
*Heather J. Melloh-Executive Vice President and General Counsel
Ms. Melloh (54) has been our Executive Vice President - General Counsel since June 2022. Ms. Melloh previously served as Senior Vice President & Assistant General Counsel since January 2020 to June 2022. From January 2017 until January 2020, Ms. Melloh was Vice President & Lead Chief Counsel. Ms. Melloh joined Ameriprise in 2005 and had previously been a partner at the law firm of Dorsey & Whitney, LLP in Minneapolis. She is active as a leader in many industry groups.
Patrick H. O’Connell-Executive Vice President, Ameriprise Advisor Group & Ameriprise Financial Institutions Group
Mr. O'Connell (56) has been our Executive Vice President of the Ameriprise Advisor Group since February 2013. He assumed additional responsibility for the Ameriprise Financial Institutions Group in 2017 following the Company’s purchase of Investment Professionals, Inc. (IPI). In 2022. Mr. O’Connell began to also oversee Experienced Advisor Recruiting for the Company. Prior to 2013, he was Senior Vice President for the employee advisor business in the eastern half of the United States and held a variety of senior leadership positions within the Company. Mr. O'Connell earned his M.B.A. and B.S. from Widener University and is a Certified Financial Planner® professional.
*Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (64) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice & Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is on the board of directors of the Securities Industry and Financial Markets Association and the American Securities Association. Mr. Sweeney has decided to retire from the Company on April 3, 2026.
William J. (Bill) Williams-Executive Vice President, Ameriprise Franchise Group
Mr. Williams (58) has been our Executive Vice President, Ameriprise Franchise Group since February 2013. Mr. Williams joined Ameriprise in 1989 as an advisor. Mr. Williams has held a number of management roles within Ameriprise before assuming his current position. Mr. Williams is a graduate of Bentley University with a B.A. in Finance.
*Gumer Alvero-President-Insurance & Annuities
Mr. Alvero (58) has been our President - Insurance and Annuities since February 2022. Mr. Alvero previously served as Executive Vice President and General Manager -Insurance and Annuities from April 2021 to February 2022 and Executive Vice President and General Manager - Annuities from April 2010 to April 2021. Mr. Alvero joined Ameriprise in 1989. He earned a B.S. in business from the University of Minnesota.
* William Davies-Executive Vice President and Global Chief Investment Officer
Mr. Davies (62) has been our Executive Vice President and Global Chief Investment Officer since February 2022. Mr. Davies previously served as Global Head of Equities from July 2017 until February 2022. Mr. Davies joined Threadneedle Asset Management Limited at its inception in 1994 and previously held roles as head of EMEA equities, head of global equities and head of European equities. He has been a member of the investment community since 1985 and earned a B.A. in economics from Exeter University.
David Logan-Head of EMEA and Global Business Operations, Columbia Threadneedle Investments
Mr. Logan (56) has been our Head of EMEA and Global Business Operations for Columbia Threadneedle Investments since November 2023. Prior to that time, Mr. Logan had served as Global Chief Operating Officer at Columbia Threadneedle Investments since November 2021. Prior to that, Mr. Logan served as Head of Distribution from 2016 to 2021 and as Chief Operating Officer, EMEA from 2014 to 2016 for BMO Global Asset Management. He has worked in the financial services industry since 1994 and earned a B.A. in accounting and economics and is a member of the Institute of Chartered Accountants in Scotland.

Index
Ameriprise Financial, Inc.
*William F. (Ted) Truscott-CEO-Global Asset Management
Mr. Truscott (65) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the Company in September 2001.
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
Item 11. Executive Compensation
The following portions of the Proxy Statement are incorporated herein by reference:
•information under the caption “Corporate Governance-Committees of the Board-Board Committee Responsibilities - Compensation and Benefits Committee-Compensation Committee Interlocks and Insider Participation”;
•information included under the caption “Report of the Compensation and Benefits Committee”;
•information included under the captions “Compensation Discussion and Analysis” and “Compensation Tables” (other than under the heading “Pay Versus Performance”), and
•information included under the caption “Compensation of Directors.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares
Equity compensation plans approved by security holders	2,469,848	(1)	$237.73	11,652,264
Equity compensation plans not approved by security holders	2,565,369	(2)	—	1,113,503	(3)
Total	5,035,217		$237.73	12,765,767
(1) Includes 1,045,059 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. The maximum number of PSUs that could be earned under outstanding PSU grants is reflected but will not necessarily be earned subject to performance conditions.
(2) Includes 2,565,369 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. For additional information on the Company’s equity compensation plans see Note 20 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
(3) Consists of 448,963 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 664,540 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
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

Index
Ameriprise Financial, Inc.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Corporate Governance-Director Experience and Qualifications-Board Independence,” “Corporate Governance-Director Experience and Qualifications-Board Independence Committee Independence” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Item 3-Ratification of the Appointment of our Independent Registered Public Accounting Firm”, “-Independent Registered Public Accounting Firm Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” in the Proxy Statement is incorporated herein by reference.

Index
Ameriprise Financial, Inc.
PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The information required herein has been provided in Item 8, which is incorporated herein by reference.
2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(b): Schedule I-Condensed Financial Information of Registrant (Parent Company Only)
	Condensed Statements of Operations – December 31, 2025, 2024 and 2023	166
	Condensed Balance Sheets - December 31, 2025 and 2024	167
	Condensed Statements of Cash Flows – December 31, 2025, 2024 and 2023	168
	Notes to Condensed Financial Information of Registrant	169
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

4.3	Indenture dated as of October 5, 2005, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3, File No. 333-128834, filed on October 5, 2005).
4.4	Indenture dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.A to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.5	Junior Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.C to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.6	Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.B to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).

Index
Ameriprise Financial, Inc.

Exhibit	Description

10.1
Amendment to Amend and Restate Credit Agreement as the Fifth Amended and Restated Credit Agreement, dated as of November 25, 2024, among Ameriprise Financial, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and Barclays Bank PLC, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and U.S. Bank National Association as Co-Documentation Agents, and Wells Fargo Securities, LLC, BofA Securities, Inc. and CitiGroup Global Markets Inc. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on November 26, 2024).

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

10.4†	Ameriprise Financial Deferred Compensation Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
10.5†	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective October 3, 2017 (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 23, 2018).
10.6†	Ameriprise Financial Form of Award Certificate — Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.7†	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8†	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.9*†	Ameriprise Financial, Inc. 2026 Global Long-Term Incentive Award Program Guide
10.10*†	Senior Executive 2026 Global Long-Term Incentive Award Program Guide
10.11*†	Ameriprise Financial, Inc. Performance Cash Unit Supplement to the 2026 Global Long-Term Incentive Award Program Guide
10.12†
Ameriprise Financial Form of Award Certificate — Performance Cash Unit Plan Award (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).

10.13†
Ameriprise Financial, Inc Performance Share Unit Supplement to the Global Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 20, 2025).

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
10.18†
First Amendment to the Ameriprise Financial Senior Executive Severance Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.19†
Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and any other officers designated by the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2012).

10.20†
Ameriprise Financial Global Annual Incentive Award Plan, as amended and restated as of January 1, 2025 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 20, 2025).

10.21†
Threadneedle Deferral Plan (as amended and restated effective January 1, 2025) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 20, 2025).

10.22†	Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.23†	Form of Deferred Stock Unit Award - Threadneedle Deferral Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.24†	Severance Plan for William Davies (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on May 2, 2023).

Index
Ameriprise Financial, Inc.

Exhibit	Description

10.25†
Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.26†
Deferred Stock Option Award Certificate - Threadneedle Deferral Plan (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.27†	Form of Deferred Stock Option Award - Threadneedle Deferral Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).
10.28†
Threadneedle Deferral Plan Deferred Stock Unit and Deferred Stock Option Programme Guide (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 20, 2025).

10.29†
Ameriprise Financial Form of Award Certificate - EMEA Performance Share Unit Plan Award (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.30†
Ameriprise Financial Form of Award Certificate - EMEA Performance Share Unit Plan Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.31†
Ameriprise Financial Form of Award Certificate - Performance Cash Unit Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.32†
Ameriprise Financial Form of Award Certificate - Performance Share Unit Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.33†
Ameriprise Financial Form of Award Certificate - Restricted Stock Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.34†
Ameriprise Financial Form of Award Certificate - Restricted Stock Unit Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.35†
Ameriprise Financial Form of Award Certificate - Non-Qualified Stock Option Award (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 22, 2024).

10.36†
Ameriprise Financial Form of Award Certificate - Performance Cash Unit Award (for grants after January 1, 2025) (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 20, 2025).

10.37†
Ameriprise Financial Form of Award Certificate - Performance Share Unit Award (for grants after January 1, 2025) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 20, 2025).

10.38†
Ameriprise Financial Form of Award Certificate - Restricted Stock Unit Award (for grants after January 1, 2025) (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 20, 2025).

10.39†
Ameriprise Financial Form of Award Certificate - Non-Qualified Stock Option Award (for grants after January 1, 2025) (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 20, 2025).

10.40*†	Ameriprise Financial Form of Award Certificate - Performance Cash Unit Award (for grants after January 1, 2026)
10.41*†	Ameriprise Financial Form of Award Certificate - Performance Share Unit Award Certificate (for grants after January 1, 2026)
10.42*†	Ameriprise Financial Form of Award Certificate - Restricted Stock Unit Award Certificate (for grants after January 1, 2026)
10.43*†	Ameriprise Financial Form of Award Certificate - Non-Qualified Stock Option Award Certificate (for grants after January 1, 2026)
10.44†
Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan (for grants after January 1, 2025) (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 20, 2025).

10.45†
Deferred Stock Option Award Certificate - Threadneedle Deferral Plan (for grants after January 1, 2025) (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 20, 2025).

13*	Portions of the Ameriprise Financial, Inc. 2025 Annual Report to Shareholders, which are furnished solely for the information of the SEC and are not to be deemed “filed.”
19.1
Securities Trading Policy for Directors, Section 16 Officers and Executive Leadership Team (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K, file No. 1-32525, filed on February 20, 2025).

19.2	Enterprise Securities Trading Policies (incorporated by reference to Exhibit 19.2 to the Annual Report on Form 10-K, file No. 1-32525, filed on February 20, 2025).
21*	Subsidiaries of Ameriprise Financial, Inc.

Index
Ameriprise Financial, Inc.

Exhibit	Description

23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24*	Powers of attorney
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Ameriprise Financial, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K File No. 1-32525, filed on February 22, 2024).

101	The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Balance Sheets at December 31, 2025 and 2024; (iv) Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
† Management contract or compensation plan or arrangement
Item 16. Form 10-K Summary
None.

Index
Ameriprise Financial, Inc.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
Registrant

Date:	February 19, 2026	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 19, 2026	By	/s/ James M. Cracchiolo
James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)

Date:	February 19, 2026	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 19, 2026	By	/s/ Dawn M. Brockman
Dawn M. Brockman Senior Vice President and Controller (Principal Accounting Officer)

Date:	February 19, 2026	By	/s/ Dianne Neal Blixt*
Dianne Neal Blixt Director

Date:	February 19, 2026	By	/s/ Glynis Bryan*
Glynis Bryan Director

Date:	February 19, 2026	By	/s/ Amy DiGeso*
Amy DiGeso Director

Date:	February 19, 2026	By	/s/ Liane J. Pelletier*
Liane J. Pelletier Director

Date:	February 19, 2026	By	/s/ Robert F. Sharpe, Jr.*
Robert F. Sharpe, Jr. Director

Date:	February 19, 2026	By	/s/ Brian T. Shea*
Brian T. Shea Director

Index
Ameriprise Financial, Inc.

Date:	February 19, 2026	By	/s/ W. Edward Walter III*
W. Edward Walter III Director

Date:	February 19, 2026	By	/s/ Christopher J. Williams*
Christopher J. Williams Director

*By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer
*Walter S. Berman, by signing his name hereto on the 19th day of February, 2026 does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors as Exhibit 24 to this Form 10-K, all in the capacities and on the date stated, such persons being the majority of the Directors of the Registrant.

Index
Ameriprise Financial, Inc.
Schedule I - Condensed Financial Information of Registrant
(Parent Company Only)

Index
Ameriprise Financial, Inc.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2025	2024	2023
	(in millions)
Revenues
Net investment income	$78	$94	$77
Other revenues	8	11	5
Total revenues	86	105	82
Banking and deposit interest expense	34	35	35
Total net revenues	52	70	47
Expenses
Distribution expenses	59	61	46
Interest and debt expense	150	144	138
General and administrative expense	253	328	306
Total expenses	462	533	490
Pretax loss before equity in earnings of subsidiaries	(410)	(463)	(443)
Income tax provision	205	182	142
Loss before equity in earnings of subsidiaries	(615)	(645)	(585)
Equity in earnings of subsidiaries, net of tax	4,178	4,046	3,141
Net income	3,563	3,401	2,556
Other comprehensive income (loss), net of tax	1,016	(142)	780
Total comprehensive income (loss)	$4,579	$3,259	$3,336
See Notes to Condensed Financial Information of Registrant.

Index
Ameriprise Financial, Inc.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheets (Parent Company Only)
	December 31,
	2025	2024
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$961	$844
Investments	963	921
Loans to subsidiaries	348	343
Due from subsidiaries	340	273
Receivables	20	26
Land, buildings, equipment, and software, net of accumulated depreciation of $707 and $779, respectively	301	303
Investments in subsidiaries	8,024	6,910
Other assets	1,766	1,605
Total assets	$12,723	$11,225

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,618	$1,422
Due to subsidiaries	354	347
Borrowings from subsidiaries	506	756
Long-term debt	3,077	2,842
Other liabilities	619	630
Total liabilities	6,174	5,997

Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 338,058,287 and 337,729,050, respectively)	3	3
Additional paid-in capital	10,377	10,141
Retained earnings	27,662	24,713
Treasury shares, at cost (246,794,407 and 241,562,357 shares, respectively)	(30,601)	(27,721)
Accumulated other comprehensive income (loss), net of tax, including amounts applicable to equity investments in subsidiaries	(892)	(1,908)
Total equity	6,549	5,228
Total liabilities and equity	$12,723	$11,225
See Notes to Condensed Financial Information of Registrant.

Index
Ameriprise Financial, Inc.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2025	2024	2023
	(in millions)
Cash Flows from Operating Activities
Net income	$3,563	$3,401	$2,556
Equity in earnings of subsidiaries, net of tax	(4,178)	(4,046)	(3,141)
Dividends received from subsidiaries	4,245	3,731	3,025
Other operating activities, primarily with subsidiaries	241	422	453
Net cash provided by (used in) operating activities	3,871	3,508	2,893

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	—	4
Maturities, sinking fund payments and calls	66	55	43
Purchases	(73)	(128)	(38)
Purchase of other investments	—	—	(10)
Proceeds from sales of land, buildings, equipment and software	2	—	—
Purchase of land, buildings, equipment and software	(47)	(59)	(87)
Contributions to subsidiaries	(330)	(145)	(324)
Return of capital from subsidiaries	146	351	—
Repayment of loans to subsidiaries	3,858	3,406	1,992
Issuance of loans to subsidiaries	(3,863)	(3,260)	(2,232)
Other, net	—	(1)	2
Net cash provided by (used in) investing activities	(241)	219	(650)

Cash Flows from Financing Activities
Dividends paid to shareholders	(596)	(574)	(550)
Repurchase of common shares	(2,907)	(2,448)	(2,127)
Issuance of long-term debt, net of issuance costs	741	—	1,335
Repayments of long-term debt	(510)	(561)	(760)
Borrowings from subsidiaries	193	726	1,003
Repayments of borrowings from subsidiaries	(472)	(586)	(951)
Other, net	38	41	(35)
Net cash provided by (used in) financing activities	(3,513)	(3,402)	(2,085)
Net increase (decrease) in cash and cash equivalents	117	325	158
Cash and cash equivalents at beginning of period	844	519	361
Cash and cash equivalents at end of period	$961	$844	$519

Supplemental Disclosures:
Interest paid on debt	$142	$148	$129
Income taxes paid, net	343	179	233
Federal	278	147	193
State and local	65	32	40
New York	21	*	14
Other state and local	44	32	26
Non-cash dividends from subsidiaries	—	—	77
* The amount of income taxes paid during the year is below the required 5% disaggregation threshold.
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
2. Investments
On December 23, 2020, RiverSource Life Insurance Company (“RiverSource Life”) issued a $500 million unsecured 3.5% surplus note due December 31, 2050 to the Parent Company. The surplus note is subordinate in right of payment to the prior payment in full of RiverSource Life’s obligations to policyholders, claimants and beneficiaries and all other creditors. No payment of principal or interest shall be made without the prior approval of the Minnesota Department of Commerce and such payments shall be made only from RiverSource Life’s statutory surplus. Interest payments, which commenced on June 30, 2021, are due semi-annually in arrears on June 30 and December 31. Subject to the preceding conditions, RiverSource Life may prepay all or a portion of the principal at any time. The held-to-maturity investment was $500 million as of both December 31, 2025 and 2024 and is recorded in Investments on the Parent Company’s Condensed Balance Sheets. For the years ended December 31, 2025, 2024 and 2023, interest income was $18 million and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
The Parent Company has holdings of unrated residual tranches issued by Ameriprise Installment Financing, LLC or Ameriprise Advisor Financing 2, LLC, subsidiaries of the Parent Company. The residual tranches are collateralized by portfolios of loans issued to advisors affiliated with Ameriprise Financial Services, LLC (“AFS”), a subsidiary of the Parent Company. As of December 31, 2025 and 2024, the fair value of the residual tranches was $143 million and $116 million, respectively, and is reported in Investments on the Parent Company’s Condensed Balance Sheets. Interest income from the residual tranches was $14 million, $9 million and $7 million for the year ending December 31, 2025, 2024 and 2023, respectively, and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
3. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.
•As of December 31, 2025 and 2024, Ameriprise Financial had $200 million and $201 million, respectively, of borrowings from the Federal Home Loan Bank of Des Moines, which is primarily collateralized with commercial mortgage backed securities and residential mortgage backed securities.
4. Borrowings from Subsidiaries
The Parent Company has intercompany lending arrangements with its subsidiaries. At the end of each business day, taking into consideration all legal and regulatory requirements associated with its subsidiaries, the Parent Company is entitled to draw on all funds in specified bank accounts. Repayment of all or a portion of the funds is due on demand. As of December 31, 2025 and 2024, the Company had $452 million and $415 million, respectively, available for repayment due on demand. The Parent Company also has revolving credit agreements with its subsidiaries as the borrower aggregating $1.4 billion and $1.3 billion as of December 31, 2025 and 2024, respectively, of which $54 million and $340 million was outstanding as of December 31, 2025 and 2024, respectively.
5. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of certain subsidiaries. All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial are potential or current obligations of the Parent Company. The Parent Company has committed revolving credit agreements with its subsidiaries as the lender aggregating $365 million and $363 million as of December 31, 2025 and 2024, respectively, of which $99 million was outstanding as of both December 31, 2025 and 2024.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2025, 2024 and 2023, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
AFS entered into a Financial Industry Regulatory Authority (“FINRA”) approved subordinated loan agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. As of both December 31, 2025 and 2024, AFS had not made a demand of the principal amount.

Index
Ameriprise Financial, Inc.
American Enterprise Investment Services, Inc. (“AEIS”) entered into a FINRA approved subordinated loan agreement with the Parent Company on January 25, 2017 for regulatory net capital purposes. Under this agreement, AEIS borrowed $60 million from the Parent Company with an initial term of five years to be repaid no later than January 25, 2022. Both companies have the option to renew the agreement in one year-increments in perpetuity. The agreement was renewed in January 2022 and each year thereafter, extending the current maturity date to January 25, 2027.
6. Subsequent Events
The Parent Company made three $30 million cash contributions to Ameriprise Advisor Capital, LLC. The first occurred on January 6, 2026, the second on January 9, 2026 and the third on January 28, 2026.