Form 10-K/A
period 2025-12-31
AMERIPRISE FINANCIAL INC
filed 2026-03-12
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K/A
(Amendment 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

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

Ameriprise Financial, Inc.

EXPLANATORY NOTE

On February 19, 2026, Ameriprise Financial, Inc. (the “Company”) filed its annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Filing”). This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed solely to correct a typographical error in the Original Filing to reflect the correct “as-of” date for the effectiveness of internal control over financial reporting within the Report of Independent Registered Public Accounting Firm to be December 31, 2025. At the time of the Original Filing, the Company had received a manually signed opinion with the correct “as-of” date.

This Amendment includes Item 8 of Part II, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the correction of the “as-of” date of the internal control assessment within the Report of Independent Registered Public Accounting Firm; and Item 15 of Part IV, including Exhibit 23, which includes the updated consent of PricewaterhouseCoopers LLP to reference this Form 10-K/A.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer are filed herewith as Exhibit 31.1, Exhibit 31.2, and Exhibit 32 to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing. Further, this Amendment does not change any previously reported financial results, nor does it reflect subsequent events occurring after the filing date of the Original Filing. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
The Company expects to contribute $22 million and nilto its pension plans and other postretirement plans, respectively, in 2026.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2024
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$5,823	$989	$515	$(10)
Interest credited to fixed accounts	—	—	367	216
Benefits, claims, losses and settlement expenses	—	—	927	217
Remeasurement (gains) losses of future policy benefit reserves	—	—	(36)	(8)
Change in fair value of market risk benefits	—	—	684	—
Amortization of deferred acquisition costs	—	7	227	8
Interest and debt expense	38	7	45	108
General and administrative expense	1,686	1,592	318	366
Total expenses	$7,547	$2,595	$3,047	$897

	Year Ended December 31, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$4,888	$925	$464	$(10)
Interest credited to fixed accounts	—	—	369	234
Benefits, claims, losses and settlement expenses	—	—	744	236
Remeasurement (gains) losses of future policy benefit reserves	—	—	(19)	(1)
Change in fair value of market risk benefits	—	—	628	—
Amortization of deferred acquisition costs	—	6	229	11
Interest and debt expense	27	7	51	97
General and administrative expense	1,652	1,620	325	286
Total expenses	$6,567	$2,558	$2,791	$853

Ameriprise Financial, Inc.
PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The information required herein has been provided in Item 8, which is incorporated herein by reference.
2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(b): Schedule I-Condensed Financial Information of Registrant (Parent Company Only)
	Condensed Statements of Operations – December 31, 2025, 2024 and 2023	100
	Condensed Balance Sheets - December 31, 2025 and 2024	101
	Condensed Statements of Cash Flows – December 31, 2025, 2024 and 2023	102
	Notes to Condensed Financial Information of Registrant	103
	All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.
3.
Exhibits:
Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this Annual Report on Form 10-K/A. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.
The following exhibits are filed as part of this Annual Report on Form 10-K/A. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.

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

10.4†	Ameriprise Financial Deferred Compensation Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
10.5†	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective October 3, 2017 (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 23, 2018).
10.6†	Ameriprise Financial Form of Award Certificate — Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.7†	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8†	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.9#†	Ameriprise Financial, Inc. 2026 Global Long-Term Incentive Award Program Guide
10.10#†	Senior Executive 2026 Global Long-Term Incentive Award Program Guide
10.11#†	Ameriprise Financial, Inc. Performance Cash Unit Supplement to the 2026 Global Long-Term Incentive Award Program Guide
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

10.40#†	Ameriprise Financial Form of Award Certificate - Performance Cash Unit Award (for grants after January 1, 2026)
10.41#†	Ameriprise Financial Form of Award Certificate - Performance Share Unit Award Certificate (for grants after January 1, 2026)
10.42#†	Ameriprise Financial Form of Award Certificate - Restricted Stock Unit Award Certificate (for grants after January 1, 2026)
10.43#†	Ameriprise Financial Form of Award Certificate - Non-Qualified Stock Option Award Certificate (for grants after January 1, 2026)
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

13#	Portions of the Ameriprise Financial, Inc. 2025 Annual Report to Shareholders, which are furnished solely for the information of the SEC and are not to be deemed “filed.”
19.1
Securities Trading Policy for Directors, Section 16 Officers and Executive Leadership Team (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K, file No. 1-32525, filed on February 20, 2025).

19.2	Enterprise Securities Trading Policies (incorporated by reference to Exhibit 19.2 to the Annual Report on Form 10-K, file No. 1-32525, filed on February 20, 2025).
21#	Subsidiaries of Ameriprise Financial, Inc.

Ameriprise Financial, Inc.

Exhibit	Description

23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24#	Powers of attorney
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
* Filed electronically herewith.
# Filed with the original Form 10-K on February 19, 2026
† Management contract or compensation plan or arrangement

Ameriprise Financial, Inc.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
Registrant

Date:	March 12, 2026	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	March 12, 2026	By	/s/ James M. Cracchiolo
James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)

Date:	March 12, 2026	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 12, 2026	By	/s/ Dawn M. Brockman
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