Form 10-Q
period 2026-03-31
AMERIPRISE FINANCIAL INC
filed 2026-05-07
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 24, 2026
Common Stock (par value $0.01 per share)	89,897,084 shares

Index
AMERIPRISE FINANCIAL, INC.
FORM 10-Q

Index
AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,944	$2,602
Distribution fees	563	522
Net investment income	872	868
Premiums, policy and contract charges	341	360
Other revenues	166	129
Total revenues	4,886	4,481
Banking and deposit interest expense	74	127
Total net revenues	4,812	4,354
Benefits and expenses
Distribution expenses	1,773	1,612
Interest credited to fixed accounts	142	130
Benefits, claims, losses and settlement expenses	317	381
Remeasurement (gains) losses of future policy benefit reserves	(1)	(10)
Change in fair value of market risk benefits	378	497
Amortization of deferred acquisition costs	61	61
Interest and debt expense	80	80
General and administrative expense	918	916
Total benefits and expenses	3,668	3,667
Pretax income	1,144	687
Income tax provision	229	104
Net income	$915	$583

Earnings per share
Basic	$9.81	$5.92
Diluted	$9.68	$5.83
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income	$915	$583
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(382)	374
Net unrealized gains (losses) on derivatives	—	(8)
Effect of changes in discount rate assumptions on certain long-duration contracts	65	(30)
Effect of changes in instrument-specific credit risk on market risk benefits	30	1
Foreign currency translation adjustment	(26)	52
Total other comprehensive income (loss), net of tax	(313)	389
Total comprehensive income (loss)	$602	$972
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$8,341	$9,953
Cash of consolidated investment entities	128	150
Investments (allowance for credit losses: 2026, $22; 2025, $26)	58,969	58,406
Investments of consolidated investment entities, at fair value	2,507	2,618
Market risk benefits	1,934	2,274
Separate account assets	76,466	80,044
Receivables (allowance for credit losses: 2026, $72; 2025, $71)	15,144	14,920
Receivables of consolidated investment entities, at fair value	30	30
Deferred acquisition costs	2,612	2,625
Restricted and segregated cash and cash equivalents	924	1,055
Other assets	17,393	18,829
Total assets	$184,448	$190,904

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$46,401	$46,498
Market risk benefits	1,359	1,182
Separate account liabilities	76,466	80,044
Customer deposits	33,278	33,750
Short-term borrowings	200	200
Long-term debt	3,079	3,077
Debt of consolidated investment entities, at fair value	2,535	2,585
Accounts payable and accrued expenses	2,513	2,982
Other liabilities	12,319	13,878
Other liabilities of consolidated investment entities, at fair value	86	159
Total liabilities	178,236	184,355
Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 338,240,364 and 338,058,287, respectively)	3	3
Additional paid-in capital	10,437	10,377
Retained earnings	28,425	27,662
Treasury shares, at cost (248,160,045 and 246,794,407 shares, respectively)	(31,448)	(30,601)
Accumulated other comprehensive income (loss), net of tax	(1,205)	(892)
Total equity	6,212	6,549
Total liabilities and equity	$184,448	$190,904
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except share amounts)

Balances at January 1, 2026	91,263,880	$3	$10,377	$27,662	$(30,601)	$(892)	$6,549
Net income	—	—	—	915	—	—	915
Other comprehensive income (loss), net of tax	—	—	—	—	—	(313)	(313)
Dividends to shareholders	—	—	—	(152)	—	—	(152)
Repurchase of common shares	(1,836,001)	—	—	—	(886)	—	(886)
Share-based compensation plans	652,440	—	60	—	39	—	99
Balances at March 31, 2026	90,080,319	$3	$10,437	$28,425	$(31,448)	$(1,205)	$6,212

Balances at January 1, 2025	96,166,693	$3	$10,141	$24,713	$(27,721)	$(1,908)	$5,228
Net income	—	—	—	583	—	—	583
Other comprehensive income (loss), net of tax	—	—	—	—	—	389	389
Dividends to shareholders	—	—	—	(148)	—	—	(148)
Repurchase of common shares	(1,404,594)	—	—	—	(744)	—	(744)
Share-based compensation plans	775,088	—	47	—	71	—	118
Balances at March 31, 2025	95,537,187	$3	$10,188	$25,148	$(28,394)	$(1,519)	$5,426
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash Flows from Operating Activities
Net income	$915	$583
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(9)	(27)
Deferred income tax expense (benefit)	(19)	(95)
Share-based compensation	39	49
Net realized investment (gains) losses	—	(5)
Net trading (gains) losses	(1)	(1)
Loss from equity method investments	6	13
Impairments and provision for loan and credit losses	(1)	(5)
Net (gains) losses of consolidated investment entities	9	12
Changes in operating assets and liabilities:
Restricted and segregated investments	—	158
Deferred acquisition costs	13	16
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	728	940
Derivatives, net of collateral	(1,040)	270
Receivables	(269)	(220)
Brokerage deposits	14	(25)
Accounts payable and accrued expenses	(467)	(452)
Current income tax, net	240	180
Other operating assets and liabilities of consolidated investment entities, net	(7)	2
Other, net	308	293
Net cash provided by (used in) operating activities	459	1,686

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	602	1,075
Maturities, sinking fund payments and calls	2,919	4,221
Purchases	(4,070)	(6,834)
Proceeds from sales, maturities and repayments of mortgage loans	111	37
Funding of mortgage loans	(207)	(107)
Proceeds from sales, maturities and collections of other investments	13	22
Purchase of other investments	(3)	(26)
Purchase of investments by consolidated investment entities	(259)	(354)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	245	167
Purchase of land, buildings, equipment and software	(29)	(36)
Cash paid for written options with deferred premiums	(73)	—
Cash received from written options with deferred premiums	18	—
Cash paid for deposit receivables	(7)	(8)
Cash received for deposit receivables	97	112
Other, net	(26)	(10)
Net cash provided by (used in) investing activities	$(669)	$(1,741)
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$586	$961
Maturities, withdrawals and cash surrenders	(1,173)	(1,471)
Policyholder account balances:
Deposits and other additions	266	254
Net transfers from (to) separate accounts	(39)	(36)
Surrenders and other benefits	(327)	(395)
Change in banking deposits, net	109	363
Cash paid for purchased options with deferred premiums	(55)	(3)
Cash received for purchased options with deferred premiums	110	—
Issuance of long-term debt, net of issuance costs	—	740
Repayments of long-term debt	—	(3)
Dividends paid to shareholders	(148)	(144)
Repurchase of common shares	(874)	(730)
Borrowings of consolidated investment entities	—	304
Repayments of debt by consolidated investment entities	(1)	(328)
Net cash provided by (used in) financing activities	(1,546)	(488)
Effect of exchange rate changes on cash	(9)	13
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(1,765)	(530)
Cash and cash equivalents, including amounts restricted at beginning of period	11,158	9,489
Cash and cash equivalents, including amounts restricted at end of period	$9,393	$8,959

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$87	$131
Interest paid by consolidated investment entities	48	39
Leased assets obtained in exchange for operating lease liabilities	11	22

	March 31, 2026	December 31, 2025
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$8,341	$9,953
Cash of consolidated investment entities	128	150
Restricted and segregated cash and cash equivalents	924	1,055
Total cash and cash equivalents, including amounts restricted per consolidated statements of cash flows	$9,393	$11,158
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform with the current presentation. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2026 and March 12, 2026, respectively, (“2025 10-K”).
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
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Expenses – Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, requiring public business entities to disclose disaggregated information about certain income statement expense line items. The disaggregated disclosures are required to be in the footnotes to the consolidated financial statements on an annual and interim basis. The standard is to be applied prospectively and is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is assessing changes to disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
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
Financial Instruments – Credit Losses: Purchased Loans
In November 2025, the FASB issued ASU 2025‑08, Purchased Loans, which amends the accounting for certain acquired seasoned loans to require recognizing them at their purchase price plus an allowance for expected credit losses (referred to as the gross-up method). The standard is effective for annual periods beginning after December 15, 2026, including interim periods within those years, and applied prospectively. The Company is evaluating the impact of this standard on its consolidated results of operations and financial condition.
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

	Three Months Ended March 31, 2026
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$563	$—	$—	$563	$—	$563
Institutional	—	145	—	—	145	—	145
Model delivery	—	27	—	—	27	—	27
Advisory fees	1,797	—	—	—	1,797	—	1,797
Financial planning fees	115	—	—	—	115	—	115
Transaction and other fees	99	53	15	—	167	—	167
Total management and financial advice fees	2,011	788	15	—	2,814	—	2,814
Distribution fees:
Mutual funds	237	61	—	—	298	—	298
Insurance and annuity	260	39	83	—	382	—	382
Off-balance sheet brokerage cash	26	—	—	—	26	—	26
Other products	141	—	—	—	141	—	141
Total distribution fees	664	100	83	—	847	—	847
Other revenues	78	5	—	—	83	—	83
Total revenue from contracts with customers	2,753	893	98	—	3,744	—	3,744
Revenue from other sources (1)	496	17	854	107	1,474	42	1,516
Total segment gross revenues	3,249	910	952	107	5,218	42	5,260
Banking and deposit interest expense	(74)	—	—	(4)	(78)	—	(78)
Total segment net revenues	3,175	910	952	103	5,140	42	5,182
Elimination of intersegment revenues	(239)	(23)	(108)	4	(366)	(4)	(370)
Total net revenues	$2,936	$887	$844	$107	$4,774	$38	$4,812

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31, 2025
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$530	$—	$—	$530	$—	$530
Institutional	—	134	—	—	134	—	134
Model delivery	—	22	—	—	22	—	22
Advisory fees	1,515	—	—	—	1,515	—	1,515
Financial planning fees	110	—	—	—	110	—	110
Transaction and other fees	94	50	15	—	159	—	159
Total management and financial advice fees	1,719	736	15	—	2,470	—	2,470
Distribution fees:
Mutual funds	214	55	—	—	269	—	269
Insurance and annuity	243	39	82	—	364	—	364
Off-balance sheet brokerage cash	36	—	—	—	36	—	36
Other products	120	—	—	—	120	—	120
Total distribution fees	613	94	82	—	789	—	789
Other revenues	69	5	—	—	74	—	74
Total revenue from contracts with customers	2,401	835	97	—	3,333	—	3,333
Revenue from other sources (1)	508	11	829	112	1,460	49	1,509
Total segment gross revenues	2,909	846	926	112	4,793	49	4,842
Banking and deposit interest expense	(127)	—	—	(8)	(135)	—	(135)
Total segment net revenues	2,782	846	926	104	4,658	49	4,707
Elimination of intersegment revenues	(222)	(26)	(109)	8	(349)	(4)	(353)
Total net revenues	$2,560	$820	$817	$112	$4,309	$45	$4,354
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

Index
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
Contract liabilities for financial planning fees, which are included in Other liabilities, was $187 million as of both March 31, 2026 and December 31, 2025.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and were $149 million and $150 million as of March 31, 2026 and December 31, 2025, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $35 million and nil as of March 31, 2026 and December 31, 2025, respectively.
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

Index
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $483 million and $590 million as of March 31, 2026 and December 31, 2025, respectively.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds, and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $7 million and $6 million as of March 31, 2026 and December 31, 2025, respectively.

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
Other Non-Consolidated VIEs
The Company’s investments in other non-consolidated VIEs are recorded in other investments. The Company’s maximum exposure to loss with respect to its investments in these non-consolidated VIEs is limited to its carrying value. The carrying value of other non-consolidated VIEs was $93 million and $105 million as of March 31, 2026 and December 31, 2025, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both March 31, 2026 and December 31, 2025. The Company has not provided any additional support to the VIEs beyond the funding commitments.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$71	$—	$71
Syndicated loans	—	2,282	154	2,436
Total investments	—	2,353	154	2,507
Receivables	—	30	—	30
Total assets at fair value	$—	$2,383	$154	$2,537

Liabilities
Debt (1)	$—	$2,535	$—	$2,535
Other liabilities	—	86	—	86
Total liabilities at fair value	$—	$2,621	$—	$2,621

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$71	$—	$71
Syndicated loans	—	2,458	89	2,547
Total investments	—	2,529	89	2,618
Receivables	—	30	—	30
Total assets at fair value	$—	$2,559	$89	$2,648

Liabilities
Debt (1)	$—	$2,585	$—	$2,585
Other liabilities	—	159	—	159
Total liabilities at fair value	$—	$2,744	$—	$2,744
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.5 billion and $2.6 billion as of March 31, 2026 and December 31, 2025, respectively.
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans
	(in millions)
Balance at January 1, 2026	$89
Total gains (losses) included in:
Net income	(4)	(1)
Purchases	23
Sales	(11)
Settlements	(5)
Transfers into Level 3	102
Transfers out of Level 3	(40)
Balance at March 31, 2026	$154

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2026	$(4)	(1)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2025	$1	$118
Total gains (losses) included in:
Net income	—	(2)	(1)
Purchases	—	16
Settlements	—	(1)
Transfers into Level 3	—	67
Transfers out of Level 3	(1)	(68)
Balance at March 31, 2025	$—	$130

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2025	$—	$(1)	(1)
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of March 31, 2026 and December 31, 2025 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2026	December 31, 2025
	(in millions)
Syndicated Loans
Unpaid principal balance	$2,575	$2,632
Excess unpaid principal over fair value	(139)	(85)
Fair value	$2,436	$2,547

Fair value of loans more than 90 days past due	$2	$1
Fair value of loans in nonaccrual status	$4	$1
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	$36	$14

Debt
Unpaid principal balance	$2,818	$2,819
Excess unpaid principal over fair value	(283)	(234)
Carrying value (1)	$2,535	$2,585
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.5 billion and $2.6 billion as of March 31, 2026 and December 31, 2025, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for the three months ended March 31, 2026 and 2025.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(in millions)
Debt of consolidated CLOs due 2030 - 2038	$2,535	$2,585	4.9%	5.1%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 13.1%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2026	December 31, 2025
	(in millions)
Available-for-Sale securities, at fair value	$54,036	$53,591
Mortgage loans (allowance for credit losses: 2026, $14; 2025, $14)	2,919	2,824
Policy loans	1,067	1,056
Other investments (allowance for credit losses: 2026, $7; 2025, $7)	947	935
Total	$58,969	$58,406
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following is a summary of Net investment income:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Available-for-Sale securities (1)	$637	$642
Net realized gains (losses)	3	5
Consolidated investment entities	35	37
Other investments and receivables (1)	197	184
Total	$872	$868
(1) Prior period amounts associated with investment income from Available-for-Sale securities have been disaggregated (as the largest component of fixed maturities) to conform with current period presentation with remaining amounts included in Other investments and receivables.
Available-for-Sale securities distributed by type were as follows:

	March 31, 2026
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$16,694	$274	$(610)	$—	$16,358
Residential mortgage backed securities	28,848	141	(746)	—	28,243
Commercial mortgage backed securities	3,722	8	(109)	—	3,621
Asset backed securities	3,558	10	(20)	—	3,548
State and municipal obligations	648	32	(16)	(1)	663
U.S. government and agency obligations	1,602	—	—	—	1,602
Foreign government bonds and obligations	1	—	—	—	1
Total	$55,073	$465	$(1,501)	$(1)	$54,036

Description of Securities	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$15,911	$395	$(464)	$—	$15,842
Residential mortgage backed securities	28,578	261	(666)	—	28,173
Commercial mortgage backed securities	3,778	16	(103)	(4)	3,687
Asset backed securities	3,755	19	(21)	—	3,753
State and municipal obligations	657	36	(15)	(1)	677
U.S. government and agency obligations	1,457	1	—	—	1,458
Foreign government bonds and obligations	1	—	—	—	1
Total	$54,137	$728	$(1,269)	$(5)	$53,591
As of March 31, 2026 and December 31, 2025, accrued interest of $359 million and $332 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of both March 31, 2026 and December 31, 2025, fixed maturity securities comprised approximately 92% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2026 and December 31, 2025, the Company’s internal analysts rated $726 million and $662 million, respectively, of securities using criteria similar to those used by NRSROs.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$18,868	$18,523	34%	$19,744	$19,489	36%
AA	19,708	19,375	36	18,446	18,259	34
A	5,006	4,956	9	4,445	4,468	8
BBB	11,100	10,828	20	11,169	11,067	21
Below investment grade	391	354	1	333	308	1
Total fixed maturities	$55,073	$54,036	100%	$54,137	$53,591	100%
As of both March 31, 2026 and December 31, 2025, approximately 86% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of the Company’s total equity as of both March 31, 2026 and December 31, 2025.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	March 31, 2026
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	248	$4,320	$(107)	304	$5,043	$(503)	552	$9,363	$(610)
Residential mortgage backed securities	230	7,754	(75)	581	6,895	(671)	811	14,649	(746)
Commercial mortgage backed securities	23	592	(7)	155	2,039	(102)	178	2,631	(109)
Asset backed securities	32	1,049	(2)	27	227	(18)	59	1,276	(20)
State and municipal obligations	15	80	(2)	40	136	(14)	55	216	(16)
U.S. government and agency obligations	19	969	—	—	—	—	19	969	—
Total	567	$14,764	$(193)	1,107	$14,340	$(1,308)	1,674	$29,104	$(1,501)

Description of Securities	December 31, 2025
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	108	$1,560	$(48)	314	$5,175	$(416)	422	$6,735	$(464)
Residential mortgage backed securities	64	1,892	(3)	636	8,033	(663)	700	9,925	(666)
Commercial mortgage backed securities	10	167	—	165	2,334	(103)	175	2,501	(103)
Asset backed securities	4	56	—	30	255	(21)	34	311	(21)
State and municipal obligations	14	90	(2)	39	127	(13)	53	217	(15)
U.S. government and agency obligations	3	60	—	—	—	—	3	60	—
Total	203	$3,825	$(53)	1,184	$15,924	$(1,216)	1,387	$19,749	$(1,269)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As part of the Company’s ongoing monitoring process, management determined that the increase in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2026 is primarily attributable to the impact of higher interest rates. As of March 31, 2026, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2026 and December 31, 2025, approximately 97% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Commercial Mortgage Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2026	$4	$1	$5
Reductions for securities sold during the period (realized)	(4)	—	(4)
Balance at March 31, 2026	$—	$1	$1

Balance at January 1, 2025	$4	$1	$5
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	—
Balance at March 31, 2025	$4	$1	$5
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Gross realized investment gains	$11	$10
Gross realized investment losses	(12)	(5)
Credit reversals (losses)	4	—
Total	$3	$5
See Note 15 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) (“AOCI”).
Available-for-Sale securities by contractual maturity as of March 31, 2026 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,964	$1,964
Due after one year through five years	4,067	3,911
Due after five years through 10 years	6,065	6,060
Due after 10 years	6,849	6,689
	18,945	18,624
Residential mortgage backed securities	28,848	28,243
Commercial mortgage backed securities	3,722	3,621
Asset backed securities	3,558	3,548
Total	$55,073	$54,036
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2026	$41	$11	$52
Provisions	3	—	3
Charge-offs	(1)	—	(1)
Balance at March 31, 2026	$43	$11	$54

Balance at January 1, 2025	$45	$9	$54
Provisions	(9)	2	(7)
Charge-offs	—	(1)	(1)
Balance at March 31, 2025	$36	$10	$46
As of March 31, 2026 and December 31, 2025, accrued interest on commercial loans was $20 million and $22 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2026 and 2025, the Company purchased $3 million and $4 million, respectively, of syndicated loans, and sold $6 million and $3 million, respectively, of syndicated loans.
During the three months ended March 31, 2026 and 2025, the Company purchased $159 million and $40 million, respectively, of residential mortgage loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $13 million as of both March 31, 2026 and December 31, 2025.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2026 and December 31, 2025. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both March 31, 2026 and December 31, 2025.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2026
Loan-to-Value Ratio	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$18	$18
80% - 100%	3	—	3	—	—	69	75
60% - 80%	23	75	68	15	11	72	264
40% - 60%	20	133	90	44	27	380	694
< 40%	—	48	15	11	64	839	977
Total	$46	$256	$176	$70	$102	$1,378	$2,028

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
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(in millions)
East North Central	$192	$185	9%	9%
East South Central	55	51	3	3
Middle Atlantic	126	126	6	6
Mountain	164	168	8	8
New England	34	35	2	2
Pacific	684	696	34	34
South Atlantic	547	552	27	27
West North Central	112	110	5	5
West South Central	114	116	6	6
Total	$2,028	$2,039	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(in millions)
Apartments	$609	$600	30%	29%
Hotel	40	40	2	2
Industrial	402	404	20	20
Mixed use	82	83	4	4
Office	186	190	9	9
Retail	515	528	25	26
Other	194	194	10	10
Total	$2,028	$2,039	100%	100%
Syndicated Loans
The investment in syndicated loans as of March 31, 2026 and December 31, 2025 was $75 million and $79 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both March 31, 2026 and December 31, 2025. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2026
Internal Risk Rating	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	1	1
Risk 3	3	6	1	1	—	3	14
Risk 2	6	13	9	3	—	3	34
Risk 1	1	9	13	3	—	—	26
Total	$10	$28	$23	$7	$—	$7	$75

	December 31, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	1	1
Risk 3	7	1	1	—	—	—	9
Risk 2	11	15	3	—	3	3	35
Risk 1	14	15	5	—	—	—	34
Total	$32	$31	$9	$—	$3	$4	$79
Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, the unpaid balances generally become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $8 million and $7 million as of March 31, 2026 and December 31, 2025, respectively.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	March 31, 2026
Termination Status	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
Active	$199	$623	$299	$267	$203	$197	$1,788
Terminated	—	2	1	—	1	10	14
Total	$199	$625	$300	$267	$204	$207	$1,802

	December 31, 2025
Termination Status	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Active	$637	$309	$280	$215	$79	$142	$1,662
Terminated	—	1	—	1	1	8	11
Total	$637	$310	$280	$216	$80	$150	$1,673
Consumer Loans
Residential Mortgage Loans
The Company reviews the credit worthiness of the borrower in order to determine the risk of loss on residential mortgage loans. Geographic location and FICO scores are the primary credit quality indicators included in the model that projects the Company’s risk of credit loss over the life of the residential mortgage loan portfolio. Delinquency rates are measured based on the number of days past due. Residential mortgage loans over 30 days past due were $4 million and $8 million as of March 31, 2026 and December 31, 2025, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of residential mortgage loans by year of origination and FICO score:

FICO Score	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
> 810	$3	$22	$4	$4	$2	$2	$37
780 - 809	40	184	71	48	22	12	377
740 - 779	40	147	52	58	22	12	331
720 - 739	10	32	16	13	3	4	78
700 - 719	7	17	7	7	5	4	47
< 699	1	15	7	6	3	3	35
Total	$101	$417	$157	$136	$57	$37	$905

FICO Score	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
> 810	$23	$8	$7	$2	$2	$1	$43
780 - 809	177	76	50	22	7	5	337
740 - 779	128	56	62	22	7	4	279
720 - 739	29	17	13	4	4	—	67
700 - 719	16	8	8	5	3	1	41
< 699	14	6	6	3	3	—	32
Total	$387	$171	$146	$58	$26	$11	$799
The table below presents the concentrations of credit risk of residential mortgage loans by U.S. region:

	Loans		Percentage
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(in millions)
Minnesota	$438	$420	48%	53%
Other U.S. States	467	379	52	47
Total	$905	$799	100%	100%
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 2% of total credit card receivables as of both March 31, 2026 and December 31, 2025.
The table below presents the amortized cost basis of credit card receivables by FICO score:

FICO Score	March 31, 2026	December 31, 2025
	(in millions)
> 800	$36	$39
750 - 799	29	31
700 - 749	27	27
650 - 699	16	16
< 650	9	9
Total	$117	$122
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Margin Loans
The margin loans balance was $1.3 billion as of both March 31, 2026 and December 31, 2025. The Company monitors collateral, which had a fair value of $1.7 billion as of both March 31, 2026 and December 31, 2025, supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both March 31, 2026 and December 31, 2025, there was

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
no allowance for credit losses on margin loans. Terms of the margin arrangements allow for the Company to pledge the collateral to others, of which $470 million and $478 million had been pledged at the Options Clearing Corporation as of March 31, 2026 and December 31, 2025, respectively.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $1.1 billion and $1.0 billion as of March 31, 2026 and December 31, 2025, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both March 31, 2026 and December 31, 2025, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $5.3 billion and $5.4 billion as of March 31, 2026 and December 31, 2025, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both March 31, 2026 and December 31, 2025.
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in deferred acquisition costs (“DAC”):

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2026	$1,313	$325	$23	$3	$96	$570
Capitalization of acquisition costs	6	23	—	—	—	15
Amortization	(27)	(11)	(1)	—	(2)	(12)
Balance at March 31, 2026	$1,292	$337	$22	$3	$94	$573

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2026	$197	$1	$13	$17	$65	$2,623
Capitalization of acquisition costs	1	—	—	—	1	46
Amortization	(4)	—	—	—	(2)	(59)
Balance at March 31, 2026	$194	$1	$13	$17	$64	2,610
Other broker dealer acquisition costs						2
Balance at March 31, 2026 including broker dealer acquisition costs						$2,612

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2025	$1,402	$276	$28	$4	$103	$553
Capitalization of acquisition costs	23	88	—	—	—	62
Amortization	(112)	(39)	(5)	(1)	(7)	(45)
Balance at December 31, 2025	$1,313	$325	$23	$3	$96	$570

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2025	$210	$2	$10	$17	$70	$2,675
Capitalization of acquisition costs	2	—	3	2	3	183
Amortization	(15)	(1)	—	(2)	(8)	(235)
Balance at December 31, 2025	$197	$1	$13	$17	$65	2,623
Other broker dealer acquisition costs						2
Balance at December 31, 2025 including broker dealer acquisition costs						$2,625
The following tables summarize the balances of and changes in deferred sales inducement costs (“DSIC”):

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2026	$110	$8	$118
Amortization	(3)	—	(3)
Balance at March 31, 2026	$107	$8	$115

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2025	$122	$10	$132
Amortization	(12)	(2)	(14)
Balance at December 31, 2025	$110	$8	$118
8.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Policyholder account balances
Policyholder account balances	$36,988	$37,005

Future policy benefits
Reserve for future policy benefits	7,426	7,601
Deferred profit liability	135	130
Additional liabilities for insurance guarantees	1,510	1,500
Other insurance and annuity liabilities	124	78
Total future policy benefits	9,195	9,309
Policy claims and other policyholders’ funds	218	184
Total policyholder account balances, future policy benefits and claims	$46,401	$46,498

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2026	$3,320	$21,504	$4,918	$289	$435
Contract deposits	13	902	8	—	21
Policy charges	(3)	(1)	—	—	—
Surrenders and other benefits	(111)	(286)	(147)	(13)	(25)
Net transfer from (to) separate account liabilities	(5)	—	—	—	—
Variable account index-linked adjustments	—	(482)	—	—	—
Interest credited	26	1	46	3	3
Balance at March 31, 2026	$3,240	$21,638	$4,825	$279	$434

Weighted-average crediting rate	3.3%	1.9%	3.9%	2.1%	N/A
Cash surrender value (1)	$3,223	$20,582	$4,824	$263	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2026	$1,349	$1,705	$3,048	$437	$37,005
Contract deposits	26	80	38	—	1,088
Policy charges	(41)	(23)	(30)	—	(98)
Surrenders and other benefits	(14)	(23)	(16)	(14)	(649)
Net transfer from (to) separate account liabilities	—	(34)	—	—	(39)
Variable account index-linked adjustments	—	—	—	—	(482)
Interest credited	11	17	52	4	163
Balance at March 31, 2026	$1,331	$1,722	$3,092	$427	$36,988

Weighted-average crediting rate	3.6%	3.9%	3.0%	4.0%
Net amount at risk	$7,858	$57,545	$12,947	$117
Cash surrender value (1)	$1,229	$1,113	$2,696	$269

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2025	$3,680	$16,330	$5,369	$305	$447
Contract deposits	57	3,816	35	—	73
Policy charges	(13)	(4)	—	—	—
Surrenders and other benefits	(486)	(846)	(677)	(26)	(99)
Net transfer from (to) separate account liabilities	(31)	—	—	—	—
Variable account index-linked adjustments	—	2,206	—	—	—
Interest credited	113	2	191	10	14
Balance at December 31, 2025	$3,320	$21,504	$4,918	$289	$435

Weighted-average crediting rate	3.3%	1.9%	3.8%	2.1%	N/A
Cash surrender value (1)	$3,302	$20,582	$4,916	$272	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,405	$1,647	$2,894	$465	$32,542
Contract deposits	138	318	165	—	4,602
Policy charges	(169)	(91)	(123)	—	(400)
Surrenders and other benefits	(72)	(102)	(71)	(45)	(2,424)
Net transfer from (to) separate account liabilities	—	(132)	—	—	(163)
Variable account index-linked adjustments	—	—	—	—	2,206
Interest credited	47	65	183	17	642
Balance at December 31, 2025	$1,349	$1,705	$3,048	$437	$37,005

Weighted-average crediting rate	3.6%	3.9%	3.0%	4.0%
Net amount at risk	$7,944	$57,269	$13,040	$121
Cash surrender value (1)	$1,241	$1,109	$2,640	$274
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2026 and December 31, 2025 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

March 31, 2026
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$5	$57	$82	$19	$—	$163
	2%	–	2.99%	86	8	—	—	—	94
	3%	–	3.99%	1,638	—	—	1	—	1,639
	4%	–	5.00%	1,298	—	—	—	—	1,298
	Total			$3,027	$65	$82	$20	$—	$3,194

Fixed accounts of structured variable annuities	1%	–	1.99%	$—	$50	$14	$1	$—	$65
	2%	–	2.99%	36	—	—	—	—	36
	3%	–	3.99%	1	—	—	—	—	1
	4%	–	5.00%	—	—	—	—	—	—
	Total			$37	$50	$14	$1	$—	$102

Fixed annuities	1%	–	1.99%	$—	$159	$138	$109	$17	$423
	2%	–	2.99%	12	16	2	—	—	30
	3%	–	3.99%	2,057	1	—	—	—	2,058
	4%	–	5.00%	2,307	—	—	—	—	2,307
	Total			$4,376	$176	$140	$109	$17	$4,818

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$1	$4	$13	$—	$18
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$1	$4	$13	$—	$18

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	47	6	18	4	1	76
	3%	–	3.99%	779	—	5	6	—	790
	4%	–	5.00%	435	4	—	—	—	439
	Total			$1,261	$10	$23	$10	$1	$1,305

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$—	$2	$2	$55	$59
	2%	–	2.99%	1	15	2	1	14	33
	3%	–	3.99%	96	1	5	14	—	116
	4%	–	5.00%	520	23	—	—	—	543
	Total			$617	$39	$9	$17	$69	$751

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$2	$2
	2%	–	2.99%	—	—	—	137	—	137
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$—	$—	$137	$2	$139

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	23	—	—	—	—	23
	4%	–	5.00%	245	—	—	—	—	245
	Total			$268	$—	$—	$—	$—	$268

Total	1%	–	1.99%	$5	$267	$240	$144	$74	$730
	2%	–	2.99%	182	45	22	142	15	406
	3%	–	3.99%	4,594	2	10	21	—	4,627
	4%	–	5.00%	4,805	27	—	—	—	4,832
	Total			$9,586	$341	$272	$307	$89	$10,595

Percentage of total account values that reset in:
Next 12 months				100.0%	99.9%	99.9%	100.0%	99.9%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	0.1	0.1	—	0.1	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2026	$—	$813	$33	$988	$1,834
Beginning balance at original discount rate	—	836	37	977	1,850
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	(13)	—	(6)	(19)
Adjusted beginning of year balance	$—	$823	$37	$971	$1,831
Issuances	27	15	3	—	45
Interest accrual	—	10	—	12	22
Net premiums collected	(27)	(19)	—	(33)	(79)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$829	$40	$950	$1,819
Effect of changes in discount rate assumptions	—	(39)	(5)	(4)	(48)
Balance at March 31, 2026	$—	$790	$35	$946	$1,771

Present Value of Future Policy Benefits:
Balance at January 1, 2026	$1,273	$1,378	$499	$6,277	$9,427
Beginning balance at original discount rate	1,318	1,380	478	6,322	9,498
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(5)	(17)	(1)	(7)	(30)
Adjusted beginning of year balance	$1,313	$1,363	$477	$6,315	$9,468
Issuances	27	15	3	—	45
Interest accrual	14	18	7	78	117
Benefit payments	(42)	(20)	(10)	(107)	(179)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,312	$1,376	$477	$6,286	$9,451
Effect of changes in discount rate assumptions	(65)	(33)	11	(175)	(262)
Balance at March 31, 2026	$1,247	$1,343	$488	$6,111	$9,189

Adjustment due to reserve flooring	$—	$8	$—	$—	$8

Net liability for future policy benefits	$1,247	$561	$453	$5,165	$7,426
Less: reinsurance recoverable	672	401	21	2,593	3,687
Net liability for future policy benefits, after reinsurance recoverable	$575	$160	$432	$2,572	$3,739

Discounted expected future gross premiums	$—	$1,910	$785	$1,128	$3,823
Expected future gross premiums	$—	$3,293	$1,110	$1,513	$5,916
Expected future benefit payments	$1,901	$2,321	$785	$10,109	$15,116

Weighted average interest accretion rate	4.4%	6.0%	6.3%	5.1%
Weighted average discount rate	5.3%	5.6%	5.5%	5.6%

Weighted average duration of liability (in years)	6	7	6	8

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2025	$—	$737	$53	$1,057	$1,847
Beginning balance at original discount rate	—	774	59	1,072	1,905
Effect of changes in cash flow assumptions	—	58	(19)	(8)	31
Effect of actual variances from expected experience	—	(17)	(12)	1	(28)
Adjusted beginning of year balance	$—	$815	$28	$1,065	$1,908
Issuances	141	60	9	—	210
Interest accrual	1	39	2	50	92
Net premiums collected	(142)	(78)	(2)	(138)	(360)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$836	$37	$977	$1,850
Effect of changes in discount rate assumptions	—	(23)	(4)	11	(16)
Balance at December 31, 2025	$—	$813	$33	$988	$1,834

Present Value of Future Policy Benefits:
Balance at January 1, 2025	$1,204	$1,322	$545	$6,187	$9,258
Beginning balance at original discount rate	1,289	1,353	535	6,408	9,585
Effect of changes in cash flow assumptions	(2)	27	(30)	25	20
Effect of actual variances from expected experience	(5)	(20)	(25)	13	(37)
Adjusted beginning of year balance	$1,282	$1,360	$480	$6,446	$9,568
Issuances	141	60	9	—	210
Interest accrual	57	74	30	316	477
Benefit payments	(162)	(114)	(41)	(440)	(757)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,318	$1,380	$478	$6,322	$9,498
Effect of changes in discount rate assumptions	(45)	(2)	21	(45)	(71)
Balance at December 31, 2025	$1,273	$1,378	$499	$6,277	$9,427

Adjustment due to reserve flooring	$—	$8	$—	$—	$8

Net liability for future policy benefits	$1,273	$573	$466	$5,289	$7,601
Less: reinsurance recoverable	703	408	20	2,657	3,788
Net liability for future policy benefits, after reinsurance recoverable	$570	$165	$446	$2,632	$3,813

Discounted expected future gross premiums	$—	$1,971	$809	$1,173	$3,953
Expected future gross premiums	$—	$3,334	$1,126	$1,554	$6,014
Expected future benefit payments	$1,906	$2,328	$789	$10,218	$15,241

Weighted average interest accretion rate	4.4%	6.2%	6.3%	5.0%
Weighted average discount rate	5.0%	5.3%	5.2%	5.3%

Weighted average duration of liability (in years)	6	7	6	8

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
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2026	$1,409	$80	$11	$1,500
Interest accrual	11	1	—	12
Benefit accrual	31	2	—	33
Benefit payments	(21)	(3)	(2)	(26)
Effect of actual variances from expected experience	—	1	1	2
Impact of change in net unrealized (gains) losses on securities	(9)	—	(2)	(11)
Balance at March 31, 2026	$1,421	$81	$8	$1,510

Weighted average interest accretion rate	3.0%	7.1%	3.9%
Weighted average discount rate	3.1%	7.1%	3.9%

Weighted average duration of reserves (in years)	8	8	7

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,301	$80	$8	$1,389
Interest accrual	40	5	1	46
Benefit accrual	132	10	2	144
Benefit payments	(84)	(14)	(4)	(102)
Effect of actual variances from expected experience	11	(1)	2	12
Impact of change in net unrealized (gains) losses on securities	9	—	2	11
Balance at December 31, 2025	$1,409	$80	$11	$1,500

Weighted average interest accretion rate	2.9%	6.8%	3.8%
Weighted average discount rate	3.1%	7.1%	3.9%

Weighted average duration of reserves (in years)	9	8	7
The amount of revenue and interest recognized in the Statements of Operations was as follows:

	Three Months Ended March 31,
	2026
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$32	$14
Term and whole life insurance	43	8
Disability income insurance	27	7
Long term care insurance	40	66
Total	$142	$95

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Year Ended December 31,
	2025
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$157	$56
Term and whole life insurance	174	35
Disability income insurance	114	28
Long term care insurance	171	266
Total	$616	$385
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2026	$26	$307	$318	$651
Deferral of revenue	—	21	11	32
Amortization	—	(6)	(7)	(13)
Balance at March 31, 2026	$26	$322	$322	$670

Balance at January 1, 2025	$26	$249	$295	$570
Deferral of revenue	1	79	47	127
Amortization	(1)	(21)	(24)	(46)
Balance at December 31, 2025	$26	$307	$318	$651
9.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Variable annuities and variable universal life:
Mutual funds	$74,139	$77,645
Unitized pooled pension funds:
Property/real estate	1,701	1,755
Equity securities	417	454
Debt securities	111	116
Cash and cash equivalents	78	56
Other	20	18
Total	$76,466	$80,044

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2026	$66,471	$11,174	$2,399	$80,044
Premiums and deposits	259	136	20	415
Policy charges	(314)	(82)	(1)	(397)
Surrenders and other benefits	(1,931)	(118)	(34)	(2,083)
Investment return	(1,254)	(225)	(15)	(1,494)
Net transfer from (to) general account	6	18	—	24
Other charges	—	—	(43)	(43)
Balance at March 31, 2026	$63,237	$10,903	$2,326	$76,466

Cash surrender value	$62,152	$10,183	$2,326	$74,661

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2025	$65,737	$9,839	$2,538	$78,114
Premiums and deposits	996	526	83	1,605
Policy charges	(1,318)	(321)	(5)	(1,644)
Surrenders and other benefits	(7,347)	(413)	(583)	(8,343)
Investment return	8,373	1,495	179	10,047
Net transfer from (to) general account	30	48	—	78
Other charges	—	—	187	187
Balance at December 31, 2025	$66,471	$11,174	$2,399	$80,044

Cash surrender value	$65,338	$10,463	$2,399	$78,200
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Three Months Ended March 31,
	2026	2025
	(in millions, except age)
Balance at beginning of period	$(1,092)	$(919)
Issuances	7	5
Interest accrual and time decay	(21)	(18)
Reserve increase from attributed fees collected	177	181
Reserve release for benefit payments and derecognition	(3)	(2)
Effect of changes in interest rates and bond markets	(5)	269
Effect of changes in equity markets and subaccount performance	297	322
Effect of changes in equity index volatility	83	25
Actual policyholder behavior different from expected behavior	20	25
Effect of changes in future expected assumptions	—	(1)
Effect of changes in the instrument-specific credit risk on market risk benefits	(38)	(1)
Balance at end of period	$(575)	$(114)

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,934	$1,742
Liability position	(1,359)	(1,628)
Net asset (liability) position	$575	$114

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$424	$626
Living benefits	$2,379	$2,761
Composite (greater of)	$2,773	$3,318

Weighted average attained age of contractholders	70	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$347	$603
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at end of period	$(37)	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Year Ended December 31,
2025
(in millions, except age)
Balance at beginning of period	$(919)
Issuances	23
Interest accrual and time decay	(116)
Reserve increase from attributed fees collected	761
Reserve release for benefit payments and derecognition	(9)
Effect of changes in interest rates and bond markets	(51)
Effect of changes in equity markets and subaccount performance	(1,006)
Effect of changes in equity index volatility	90
Actual policyholder behavior different from expected behavior	68
Effect of changes in future expected assumptions	93
Effect of changes in the instrument-specific credit risk on market risk benefits	(26)
Balance at end of period	$(1,092)

Reconciliation of the gross balances in an asset or liability position:
Asset position	$2,274
Liability position	(1,182)
Net asset (liability) position	$1,092

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$291
Living benefits	$1,811
Composite (greater of)	$2,084

Weighted average attained age of contractholders	70

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(966)
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at end of period	$(20)
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	March 31, 2026
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(575)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	52.8%	12.1%
			Surrender rate (2)	0.4%	–	72.1%	3.6%
			Market volatility (3)	0.0%	–	25.9%	12.0%
			Nonperformance risk (4)	75 bps			75 bps
			Mortality rate (5)	0.0%	–	41.6%	1.7%

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
Changes to Significant Inputs and Assumptions:
During the year ended December 31, 2025, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
11.  Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(in millions)
Long-term debt:
Senior notes due 2026	$500	$500	2.9%	2.9%
Senior notes due 2028	600	600	5.7	5.7
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	750	5.2	5.2
Senior notes due 2035	750	750	5.2	5.2
Other (1)	(21)	(23)	N/A	N/A
Total long-term debt	3,079	3,077

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	200	3.8%	4.0%
Total	$3,279	$3,277
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
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company’s life insurance subsidiary has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities and residential mortgage backed securities, with an aggregate fair value of $1.0 billion and $1.1 billion as of March 31, 2026 and December 31, 2025, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2026 and December 31, 2025. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company’s bank subsidiary had no outstanding obligations to the FHLB as of both March 31, 2026 and December 31, 2025. The Company’s bank subsidiary maintains access to collateralized borrowings from the Federal Reserve. As of both March 31, 2026 and December 31, 2025, there were no outstanding obligations to the Federal Reserve.
On November 25, 2024, the Company entered into agreement to amend and restate its credit agreement that provides for an unsecured committed revolving credit facility of up to $1.0 billion that expires in November 2029. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both March 31, 2026 and December 31, 2025, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both March 31, 2026 and December 31, 2025.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both March 31, 2026 and December 31, 2025, AEIS had no borrowings outstanding.

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$3,008	$2,039	$—	$5,047
Available-for-Sale securities:
Corporate debt securities	—	15,650	708	16,358
Residential mortgage backed securities	—	28,243	—	28,243
Commercial mortgage backed securities	—	3,486	135	3,621
Asset backed securities	—	3,547	1	3,548
State and municipal obligations	—	663	—	663
U.S. government and agency obligations	1,522	80	—	1,602
Foreign government bonds and obligations	—	1	—	1
Total Available-for-Sale securities	1,522	51,670	844	54,036
Investments at net asset value (“NAV”)				13	(1)
Trading and other securities	363	23	—	386
Separate account assets at NAV				76,466	(1)
Cash equivalents segregated for regulatory purposes	438	—	—	438
Market risk benefits	—	—	1,934	1,934	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	53	53
Other assets:
Interest rate derivative contracts	—	155	—	155
Equity derivative contracts	323	11,198	—	11,521
Credit derivative contracts	—	60	—	60
Foreign exchange derivative contracts	—	22	—	22
Total other assets	323	11,435	—	11,758
Total assets at fair value	$5,654	$65,167	$2,831	$150,131

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$52	$52
IUL embedded derivatives	—	—	1,002	1,002
Structured variable annuity embedded derivatives	—	—	3,226	3,226
Total policyholder account balances, future policy benefits and claims	—	—	4,280	4,280	(3)
Market risk benefits	—	—	1,359	1,359	(2)
Customer deposits	—	3	—	3
Other liabilities:
Interest rate derivative contracts	1	214	—	215
Equity derivative contracts	372	6,358	—	6,730
Foreign exchange derivative contracts	1	3	—	4
Other	365	9	78	452
Total other liabilities	739	6,584	78	7,401
Total liabilities at fair value	$739	$6,587	$5,717	$13,043

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,657	$3,864	$—	$6,521
Available-for-Sale securities:
Corporate debt securities	—	15,131	711	15,842
Residential mortgage backed securities	—	28,149	24	28,173
Commercial mortgage backed securities	—	3,687	—	3,687
Asset backed securities	—	3,752	1	3,753
State and municipal obligations	—	677	—	677
U.S. government and agency obligations	1,359	99	—	1,458
Foreign government bonds and obligations	—	1	—	1
Total Available-for-Sale securities	1,359	51,496	736	53,591
Investments at NAV				13	(1)
Trading and other securities	372	21	—	393
Separate account assets at NAV				80,044	(1)
Cash equivalents segregated for regulatory purposes	439	—	—	439
Market risk benefits	—	—	2,274	2,274	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	1	142	—	143
Equity derivative contracts	218	12,722	—	12,940
Credit derivative contracts	—	15	—	15
Foreign exchange derivative contracts	—	24	—	24
Total other assets	219	12,903	—	13,122
Total assets at fair value	$5,046	$68,284	$3,069	$156,456

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$58	$58
IUL embedded derivatives	—	—	1,042	1,042
Structured variable annuity embedded derivatives	—	—	3,879	3,879
Total policyholder account balances, future policy benefits and claims	—	—	4,979	4,979	(3)
Market risk benefits	—	—	1,182	1,182	(2)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	1	218	—	219
Equity derivative contracts	346	7,651	—	7,997
Foreign exchange derivative contracts	—	1	—	1
Other	376	5	71	452
Total other liabilities	723	7,875	71	8,669
Total liabilities at fair value	$723	$7,879	$6,232	$14,834
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
(3) The Company’s adjustment for nonperformance risk resulted in a $267 million and $258 million cumulative decrease to the embedded derivatives as of March 31, 2026 and December 31, 2025, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2026	$711	$24	$—	$1	$736		$59
Total gains (losses) included in:
Net income	1	—	—	—	1	(1)	(3)
Other comprehensive income (loss)	(6)	—	—	—	(6)		—
Purchases	14	—	135	—	149		—
Settlements	(12)	—	—	—	(12)		(3)
Transfers out of Level 3	—	(24)	—	—	(24)		—
Balance at March 31, 2026	$708	$—	$135	$1	$844		$53

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2026	$1	$—	$—	$—	$1	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2026	$(6)	$—	$—	$—	$(6)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2026	$58		$1,042		$3,879		$4,979	$71
Total (gains) losses included in:
Net income	(3)	(2)	9	(2)	(505)	(3)	(499)	—
Issues	—		(17)		16		(1)	19
Settlements	(3)		(32)		(164)		(199)	(12)
Balance at March 31, 2026	$52		$1,002		$3,226		$4,280	$78

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2026	$—		$9	(2)	$(505)	(3)	$(496)	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2025	$583	$38	$126	$747		$55
Total gains (losses) included in:
Net income	1	—	—	1	(1)	—
Other comprehensive income (loss)	9	—	—	9		—
Purchases	49	25	—	74		—
Settlements	(13)	—	(20)	(33)		(2)
Transfers out of Level 3	—	(38)	—	(38)		—
Balance at March 31, 2025	$629	$25	$106	$760		$53

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2025	$1	$—	$—	$1	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2025	$9	$—	$—	$9		$—

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2025	$53	$1,002		$2,461		$3,516	$68
Total (gains) losses included in:
Net income	—	5	(2)	(548)	(3)	(543)	(6)	(4)
Issues	—	(1)		13		12	10
Settlements	(2)	(37)		(85)		(124)	(7)
Balance at March 31, 2025	$51	$969		$1,841		$2,861	$65

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2025	$—	$5	(2)	$(548)	(3)	$(543)	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $16 million and $(16) million, net of the reinsurance accrual, for the three months ended March 31, 2026 and 2025, respectively.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$708	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	1.7%	1.2%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.0%			3.0%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	15.0%			15.0%
			Constant prepayment rate	20.0%			20.0%
			Loss recovery	60.0%			60.0%
Fixed deferred indexed annuity ceded embedded derivatives	$53	Discounted cash flow	Surrender rate (3)	0.5%	–	93.5%	9.0%
Fixed deferred indexed annuity embedded derivatives	$52	Discounted cash flow	Surrender rate (3)	0.5%	–	93.5%	9.0%
			Nonperformance risk (4)	75 bps			75 bps
IUL embedded derivatives	$1,002	Discounted cash flow	Nonperformance risk (4)	75 bps			75 bps
Structured variable annuity embedded derivatives	$3,226	Discounted cash flow	Surrender rate (3)	0.5%	–	74.5%	2.2%
			Nonperformance risk (4)	75 bps			75 bps
Contingent consideration liabilities	$78	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	2.2%

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$708	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	1.6%	1.2%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.0%			3.0%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	15.0%			15.0%
			Constant prepayment rate	20.0%			20.0%
			Loss recovery	60.0%			60.0%
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (3)	0.5%	–	89.8%	5.1%
Fixed deferred indexed annuity embedded derivatives	$58	Discounted cash flow	Surrender rate (3)	0.5%	–	89.8%	5.1%
			Nonperformance risk (4)	65 bps			65 bps
IUL embedded derivatives	$1,042	Discounted cash flow	Nonperformance risk (4)	65 bps			65 bps
Structured variable annuity embedded derivatives	$3,879	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.0%
			Nonperformance risk (4)	65 bps			65 bps
Contingent consideration liabilities	$71	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	2.4%
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
Level 3 securities primarily include certain corporate bonds, residential mortgage backed securities, commercial mortgage backed securities and asset backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of certain asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in certain asset backed securities is classified as Level 3.

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
Cash Equivalents Segregated for Regulatory Purposes
Cash equivalents segregated for regulatory purposes include U.S. Treasuries that are classified as Level 1.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2026 and December 31, 2025. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2026 and December 31, 2025. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.

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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $14 million and $17 million as of March 31, 2026 and December 31, 2025, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2026
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,919	$—	$866	$1,954	$2,820
Policy loans	1,067	—	1,067	—	1,067
Receivables	9,765	317	2,422	5,942	8,681
Restricted and segregated cash	486	486	—	—	486
Other investments and assets	243	—	184	60	244

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$24,076	$—	$—	$20,608	$20,608
Investment certificate reserves	7,553	—	—	7,523	7,523
Banking and brokerage deposits	25,734	25,726	8	—	25,734
Separate account liabilities — investment contracts	2,662	—	2,662	—	2,662
Debt and other liabilities	3,671	371	3,325	3	3,699

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
13.  Offsetting Assets and Liabilities
Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets. The Company’s derivative instruments and securities borrowing and lending agreements are subject to master netting and collateral arrangements and qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Securities borrowed and securities loaned result from transactions between the Company’s broker dealer subsidiary and other financial institutions. Securities borrowed transactions are on terms which permit the Company to pledge the securities to others, most of which are pledged under securities loaned transactions as a conduit to facilitate client transactions. Securities borrowed and securities loaned are primarily equity securities and are recorded at the amount of cash collateral advanced or received. The Company’s securities borrowed and securities loaned transactions generally do not have a fixed maturity date and may be terminated by either party under customary terms. The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2026
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$11,488	$—	$11,488	$(6,786)	$(1,389)	$(3,084)	$229
OTC cleared	19	—	19	(10)	—	—	9
Exchange-traded	251	—	251	(45)	—	—	206
Total derivatives	11,758	—	11,758	(6,841)	(1,389)	(3,084)	444
Securities borrowed	317	—	317	(62)	—	(259)	(4)
Total	$12,075	$—	$12,075	$(6,903)	$(1,389)	$(3,343)	$440

	December 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$12,908	$—	$12,908	$(8,032)	$(2,486)	$(2,299)	$91
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	205	—	205	(41)	—	—	164
Total derivatives	13,122	—	13,122	(8,082)	(2,486)	(2,299)	255
Securities borrowed	202	—	202	(65)	—	(130)	7
Total	$13,324	$—	$13,324	$(8,147)	$(2,486)	$(2,429)	$262
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2026
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$6,882	$—	$6,882	$(6,786)	$(2)	$(93)	$1
OTC cleared	10	—	10	(10)	—	—	—
Exchange-traded	57	—	57	(45)	—	—	12
Total derivatives	6,949	—	6,949	(6,841)	(2)	(93)	13
Securities loaned	371	—	371	(62)	—	(313)	(4)
Total	$7,320	$—	$7,320	$(6,903)	$(2)	$(406)	$9

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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2026			December 31, 2025
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$35,135	$155	$215	$36,011	$143	$219
Equity contracts	134,185	11,521	6,730	132,590	12,940	7,997
Credit contracts	2,920	60	—	3,297	15	—
Foreign exchange contracts	2,552	22	4	2,459	24	1
Total non-designated hedges	174,792	11,758	6,949	174,357	13,122	8,217

Embedded derivatives
IUL	N/A	—	1,002	N/A	—	1,042
Fixed deferred indexed annuities and deposit receivables	N/A	53	52	N/A	59	58
Structured variable annuities (3)	N/A	—	3,226	N/A	—	3,879
SMC	N/A	—	3	N/A	—	4
Total embedded derivatives	N/A	53	4,283	N/A	59	4,983
Total derivatives	$174,792	$11,811	$11,232	$174,357	$13,181	$13,200
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
(3) The fair value of the structured variable annuity embedded derivatives as of March 31, 2026 included $3.2 billion of individual contracts in a liability position and $22 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2025 included $3.9 billion of individual contracts in a liability position and $1 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2026 and December 31, 2025, investment securities with a fair value of $1.8 billion and $1.7 billion respectively, were pledged to meet contractual obligations under derivative contracts, of which $98 million and $104 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of March 31, 2026 and December 31, 2025, investment securities with a fair value of $3.6 billion and $2.8 billion, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $3.0 billion and $2.4 billion, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2026 and December 31, 2025, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both March 31, 2026 and December 31, 2025, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2026
Interest rate contracts	$—	$—	$—	$—	$(2)	$(28)	$—
Equity contracts	3	—	15	(25)	(530)	167	1
Credit contracts	—	—	—	—	—	29	—
Foreign exchange contracts	—	—	—	—	—	8	(3)
IUL embedded derivatives	—	—	—	23	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(6)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	505	—	—
SMC embedded derivatives	—	—	—	—	—	—	—
Total gain (loss)	$3	$—	$15	$(8)	$(27)	$176	$(2)

Three Months Ended March 31, 2025
Interest rate contracts	$—	$—	$—	$—	$2	$120	$—
Equity contracts	(2)	(1)	(75)	(29)	(674)	247	(5)
Credit contracts	—	—	2	—	—	(48)	—
Foreign exchange contracts	—	—	—	—	—	(10)	12
IUL embedded derivatives	—	—	—	32	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(1)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	548	—	—
SMC embedded derivatives	—	1	—	—	—	—	—
Total gain (loss)	$(2)	$—	$(73)	$2	$(124)	$309	$7
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of March 31, 2026:

	Premiums Payable	Premiums Receivable
	(in millions)
2026 (1)	$181	$70
2027	20	—
2028	30	—
2029	135	—
2030	217	—
2031	16	—
Total	$599	$70
(1) 2026 amounts represent the amounts payable and receivable for the period from April 1, 2026 to December 31, 2026.
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
For both the three months ended March 31, 2026 and 2025, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of March 31, 2026 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is not material. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 10 years and relates to forecasted debt interest payments. See Note 15 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended March 31, 2026, the Company did not recognize a gain or loss in other comprehensive income (loss) (“OCI”). For the three months ended March 31, 2025, the Company recognized an immaterial gain in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiaries do not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2026 and December 31, 2025, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $94 million and $104 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2026 and December 31, 2025 was $93 million and $103 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2026 and December 31, 2025 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million as of both March 31, 2026 and December 31, 2025,
15.  Shareholders’ Equity
The following table presents the amounts related to each component of OCI:

	Three Months Ended March 31,
	2026			2025
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(492)	$107	$(385)	$491	$(110)	$381
Reclassification of net (gains) losses on securities included in net income (2)	(3)	1	(2)	(5)	1	(4)
Impact of benefit reserves and reinsurance recoverables	6	(1)	5	(4)	1	(3)
Net unrealized gains (losses) on securities	(489)	107	(382)	482	(108)	374
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	—	—	—	(10)	2	(8)
Net unrealized gains (losses) on derivatives	—	—	—	(10)	2	(8)
Effect of changes in discount rate assumptions on certain long-duration contracts	83	(18)	65	(38)	8	(30)
Effect of changes in instrument-specific credit risk on MRBs	38	(8)	30	1	—	1
Foreign currency translation	(28)	2	(26)	52	—	52
Total other comprehensive income (loss)	$(396)	$83	$(313)	$487	$(98)	$389
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at January 1, 2026	$(508)	$(4)	$(45)	$(127)	$(31)	$(177)	$—	$(892)
OCI before reclassifications	(380)	—	65	30	—	(26)	—	(311)
Amounts reclassified from AOCI	(2)	—	—	—	—	—	—	(2)
Total OCI	(382)	—	65	30	—	(26)	—	(313)
Balance at March 31, 2026	$(890)	$(4)	$20	$(97)	$(31)	$(203)	$—	$(1,205)

Balance at January 1, 2025	$(1,452)	$5	$27	$(147)	$(45)	$(295)	$(1)	$(1,908)
OCI before reclassifications	378	(8)	(30)	1	—	52	—	393
Amounts reclassified from AOCI	(4)	—	—	—	—	—	—	(4)
Total OCI	374	(8)	(30)	1	—	52	—	389
Balance at March 31, 2025	$(1,078)	$(3)	$(3)	$(146)	$(45)	$(243)	$(1)	$(1,519)
For the three months ended March 31, 2026 and 2025, the Company repurchased a total of 1.6 million shares and 1.2 million shares, respectively, of its common stock for an aggregate cost of $784 million and $617 million, respectively. On April 22, 2025, the Company’s Board of Directors authorized $4.5 billion for the repurchase of the Company’s common stock through June 30, 2027. As of March 31, 2026, the Company had $1.8 billion remaining under this share repurchase authorization.
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
For the three months ended March 31, 2026 and 2025, the Company reacquired 0.2 million shares, in both periods, of its common stock through the surrender of shares upon vesting and paid in the aggregate $84 million and $122 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2026 and 2025, the Company reacquired 0.1 million shares, in both periods, of its common stock through the net settlement of options for an aggregate value of $30 million and $28 million, respectively.
During the three months ended March 31, 2026 and 2025, the Company reissued 0.5 million and 0.6 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
16.  Income Taxes
The Company’s effective tax rate was 20.0% and 15.1% for the three months ended March 31, 2026 and 2025, respectively.
The effective tax rate for the three months ended March 31, 2026 was lower than the statutory rate as a result of tax preferred items including incentive compensation and foreign tax credits, net of addback, partially offset by state income taxes, net of federal income tax effect.
The effective tax rate for the three months ended March 31, 2025 was lower than the statutory rate as a result of tax preferred items including incentive compensation and foreign tax credits, net of addback, partially offset by state income taxes, net of federal income tax effect and unrecognized tax benefits.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The increase in the effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to higher pretax income in the current period compared to the prior year period and the related impact on tax preferred items and a decrease in the benefit for incentive compensation.
Included in the Company’s deferred income tax assets are tax benefits related to foreign net operating losses of $48 million, which do not expire, corporate alternative minimum tax (“CAMT”) credit carryforwards of $60 million, which do not expire, and state net operating losses of $34 million, net of federal income tax effect, which will expire beginning December 31, 2026.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of March 31, 2026, management believes it is more likely than not that the Company will not realize certain state net operating losses of $29 million, state deferred tax assets of $2 million (both net of federal income tax effect), and foreign net operating losses of $33 million; therefore, a valuation allowance has been established. The valuation allowance was $64 million and $65 million as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, the Company had $169 million and $168 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $140 million and $137 million, net of federal income tax effect, of unrecognized tax benefits as of March 31, 2026 and December 31, 2025, respectively, would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $4 million and $7 million in interest and penalties for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had a payable of $59 million and $55 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statutes of limitations are closed on years through 2018, except for two issues for 2016 which were claimed on an amended return. During 2025, the Internal Revenue Service (“IRS”) finalized the audit of tax years 2019 and 2020, except for one issue for 2020, which remains open. The IRS is currently auditing the Company’s U.S income tax returns for 2021 through 2023. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2018 through 2024.
The Company is an applicable corporation required to compute CAMT, however, as of March 31, 2026, based on current estimates, the Company does not expect to be liable for CAMT in 2026. This estimate is based on interpretations and assumptions of available guidance, including proposed regulations and notices, that the Company has made regarding the CAMT provisions of the Inflation Reduction Act of 2022.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. As of March 31, 2026, the tax impact was not material to the consolidated financial statements. The Company continues to monitor the adoption and implementation of these rules and evaluate the potential impact on its consolidated financial statements.
The legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The corporate tax law changes resulting from the OBBBA did not have a material impact to the Company’s consolidated financial statements as of March 31, 2026 and, based on current guidance, the Company does not expect to record any material impacts in the future.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2026 and December 31, 2025, the estimated liability was $13 million. As of both March 31, 2026 and December 31, 2025, the related premium tax asset was $11 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
18.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Numerator:
Net income	$915	$583

Denominator:
Basic: Weighted-average common shares outstanding	93.3	98.5
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.2	1.5
Diluted: Weighted-average common shares outstanding	94.5	100.0

Earnings per share:
Basic	$9.81	$5.92
Diluted	$9.68	$5.83
The calculation of diluted earnings per share includes the dilutive effect of the assumed exercise or issuance of stock-based awards using the treasury stock method. The calculation excludes the incremental effect of 0.2 million and 0.1 million options for the three months ended March 31, 2026 and 2025, respectively, due to their anti-dilutive effect.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2026	December 31, 2025
	(in millions)
Advice & Wealth Management	$40,171	$40,038
Asset Management	6,548	6,723
Retirement & Protection Solutions	122,100	127,778
Corporate & Other	15,629	16,365
Total assets	$184,448	$190,904

	Three Months Ended March 31,
	2026	2025
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$3,175	$2,782
Asset Management	910	846
Retirement & Protection Solutions	952	926
Corporate & Other	103	104
Elimination of segment revenues (1)	(366)	(349)
Total segment adjusted operating net revenues	4,774	4,309
Adjustments:
Net realized investment gains (losses)	(5)	(2)
Market impact on non-traditional long-duration products	2	5
Revenue attributable to consolidated investment entities	41	42
Total net revenues per consolidated statements of operations	$4,812	$4,354
(1) Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2026 and 2025 in each segment as follows: Advice & Wealth Management ($239 million and $222 million, respectively); Asset Management ($23 million and $26 million, respectively); Retirement & Protection Solutions ($108 million and $109 million, respectively); and Corporate & Other ($(4) million and $(8) million, respectively).

	Three Months Ended March 31,
	2026	2025
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$951	$792
Asset Management	273	241
Retirement & Protection Solutions	190	215
Corporate & Other	(81)	(97)
Total segment adjusted operating earnings	1,333	1,151
Adjustments:
Net realized investment gains (losses)	(5)	(2)
Market impact on non-traditional long-duration products	(184)	(460)
Net income (loss) attributable to consolidated investment entities	—	(2)
Pretax income per consolidated statements of operations	$1,144	$687

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Adjusted operating earnings includes the following significant expense categories:

	Three Months Ended March 31, 2026
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$1,770	$262	$132	$(2)
Interest credited to fixed accounts	—	—	93	50
Benefits, claims, losses and settlement expenses	—	—	235	53
Remeasurement (gains) losses of future policy benefit reserves	—	—	(2)	1
Change in fair value of market risk benefits	—	—	155	—
Amortization of deferred acquisition costs	—	2	58	1
Interest and debt expense	15	4	10	24
General and administrative expense	439	369	81	57
Total expenses	$2,224	$637	$762	$184

	Three Months Ended March 31, 2025
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other
	(in millions)
Expenses:
Distribution expenses	$1,554	$246	$123	$(2)
Interest credited to fixed accounts	—	—	92	51
Benefits, claims, losses and settlement expenses	—	—	211	56
Remeasurement (gains) losses of future policy benefit reserves	—	—	(3)	(7)
Change in fair value of market risk benefits	—	—	143	—
Amortization of deferred acquisition costs	—	2	57	2
Interest and debt expense	12	3	8	28
General and administrative expense	424	354	80	73
Total expenses	$1,990	$605	$711	$201

Index
AMERIPRISE FINANCIAL, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2026 (“2025 10-K”), as well as our quarterly reports on Form 10-Q and current reports on Form 8-K. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 130-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.7 trillion in assets under management, administration and advisement as of March 31, 2026. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
We operate our business in the broader context of the macroeconomic forces around us, including the global and U.S. economies, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed in Item 1A, “Risk Factors” in our 2025 10-K and other factors as discussed herein.
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
The following table reconciles our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Net income (loss)	$915	$583	$9.68	$5.83
Less Adjustments:
Net realized investment gains (losses) (1)	(5)	(2)	(0.05)	(0.02)
Market impact on non-traditional long-duration products (1)	(184)	(460)	(1.95)	(4.60)
Net income (loss) attributable to CIEs	—	(2)	—	(0.02)
Tax effect of adjustments (2)	40	97	0.42	0.97
Adjusted operating earnings	$1,064	$950	$11.26	$9.50

Weighted average common shares outstanding:
Basic	93.3	98.5
Diluted	94.5	100.0
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

Index
AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended March 31,
	2026	2025
	(in millions)
Net income	$3,895	$2,994
Less: Adjustments (1)	(77)	(613)
Adjusted operating earnings	$3,972	$3,607

Total Ameriprise Financial, Inc. shareholders’ equity	$6,145	$5,248
Less: AOCI, net of tax	(1,164)	(1,690)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	7,309	6,938
Less: Equity impacts attributable to CIEs	(1)	(2)
Adjusted operating equity	$7,310	$6,940

Return on equity, excluding AOCI	53.3%	43.2%
Adjusted operating return on equity, excluding AOCI (2)	54.3%	52.0%
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
Critical Accounting Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates” in our 2025 10-K.
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
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three Months Ended March 31,
	2026	2025	Change
S&P 500
Daily average	6,816	5,899	16%
Period end	6,529	5,612	16%
Weighted Equity Index (“WEI”) (1)
Daily average	4,343	3,713	17%
Period end	4,157	3,554	17%
(1) Weighted Equity Index is an Ameriprise calculated proxy for equity market movements calculated using a weighted average of the S&P 500, Russell 2000, Russell Midcap and MSCI EAFE indices based on North America distributed equity assets.
See our segment results of operations discussion below for additional information on how changes in the economic environment have impacted and may continue to impact our results. For further information regarding the impact of the economic environment on our results of operations and financial condition, and potentially material effects, see Part 1 - Item 1A “Risk Factors” of our 2025 10-K.

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
The following table presents detail regarding our Assets Under Management, Administration and Advisement:

	March 31,		Change
	2026	2025
	(in billions)
Assets Under Management, Administration and Advisement
Advice & Wealth Management AUM	$660.6	$569.1	$91.5	16%
Asset Management AUM	661.6	621.4	40.2	6
Corporate AUM	1.0	0.6	0.4	67
Eliminations	(45.9)	(44.2)	(1.7)	(4)
Total Assets Under Management	1,277.3	1,146.9	130.4	11
Total Assets Under Administration	348.7	314.1	34.6	11
Total Assets Under Advisement (net of eliminations)	42.2	33.7	8.5	25
Total Assets Under Management, Administration and Advisement	$1,668.2	$1,494.7	$173.5	12%
Total AUM increased $130.4 billion, or 11%, to $1.3 trillion as of March 31, 2026 compared to $1.1 trillion as of March 31, 2025 due to a $91.5 billion increase in Advice & Wealth Management AUM driven by equity market appreciation and wrap account net inflows, and a $40.2 billion increase in Asset Management AUM primarily driven by equity market appreciation, partially offset by net outflows. Total Assets Under Administration increased $34.6 billion, or 11%, to $348.7 billion as of March 31, 2026 compared to the prior year period primarily driven by equity market appreciation. Total Assets Under Advisement increased $8.5 billion, or 25%, to $42.2 billion as of March 31, 2026 due to net inflows and market appreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

Index
AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
	2026	2025
	(in millions)
Revenues
Management and financial advice fees	$2,944	$2,602	$342	13%
Distribution fees	563	522	41	8
Net investment income	872	868	4	—
Premiums, policy and contract charges	341	360	(19)	(5)
Other revenues	166	129	37	29
Total revenues	4,886	4,481	405	9
Banking and deposit interest expense	74	127	(53)	(42)
Total net revenues	4,812	4,354	458	11
Expenses
Distribution expenses	1,773	1,612	161	10
Interest credited to fixed accounts	142	130	12	9
Benefits, claims, losses and settlement expenses	317	381	(64)	(17)
Remeasurement (gains) losses of future policy benefit reserves	(1)	(10)	9	90
Change in fair value of market risk benefits	378	497	(119)	(24)
Amortization of deferred acquisition costs	61	61	—	—
Interest and debt expense	80	80	—	—
General and administrative expense	918	916	2	—
Total expenses	3,668	3,667	1	—
Pretax income	1,144	687	457	67
Income tax provision	229	104	125	NM
Net income	$915	$583	$332	57%
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income increased $457 million, or 67%, for the three months ended March 31, 2026 compared to the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $184 million for the three months ended March 31, 2026 compared to an expense of $460 million for the prior year period.
•A favorable impact from higher average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, increased 17% in the three months ended March 31, 2026 compared to the prior year period.
•The favorable impact from the cumulative impact of wrap net inflows.
•An unfavorable impact from the cumulative impact of Asset Management net outflows.
Net Revenues
Management and financial advice fees increased $342 million, or 13%, for the three months ended March 31, 2026 compared to the prior year period reflecting market appreciation, continued wrap account net inflows and a higher average advisory fee rate, partially offset by the cumulative impact of Asset Management net outflows.
Distribution fees increased $41 million, or 8%, for the three months ended March 31, 2026 compared to the prior year period primarily due to higher transactional activity and market appreciation.
Premiums, policy and contract charges decreased $19 million, or 5%, for the three months ended March 31, 2026 compared to the prior year period primarily due to lower sales of life contingent payout annuities and lower contract charges from lower guaranteed living benefit volumes.
Other revenues increased $37 million, or 29%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting a $28 million benefit from the termination of the Comerica Bank relationship.

Index
AMERIPRISE FINANCIAL, INC.
Banking and deposit interest expense decreased $53 million, or 42%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting lower balances and lower average crediting rates on certificates and lower average crediting rates on Ameriprise Bank, FSB (“Ameriprise Bank”) cash deposits.
Expenses
Distribution expenses increased $161 million, or 10%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity.
Interest credited to fixed accounts increased $12 million, or 9%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting the following items:
•A $22 million increase in expense from other market impacts on indexed universal life (“IUL”) benefits, net of hedges, which was an expense of $15 million for the three months ended March 31, 2026 compared to a benefit of $7 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current period, which reflected higher option costs due to a higher new money rate.
•A $9 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $13 million for the three months ended March 31, 2026 compared to a favorable impact of $4 million for the prior year period.
Benefits, claims, losses and settlement expenses decreased $64 million, or 17%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting the following items:
•A $98 million decrease in expense from market impacts on structured variable annuities (“SVA”) embedded derivative, net of hedging activity. This decrease was primarily the result of a favorable $140 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $42 million change in the market impact on SVA embedded derivative.
•Partially offset by the impact of increased volume in SVAs.
Change in fair value of market risk benefits decreased $119 million, or 24%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting the following items:
•A $130 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges. This decrease was the result of a favorable $262 million change in the market impact on variable annuity guaranteed benefits reserves, partially offset by an unfavorable $132 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a larger expense for the three months ended March 31, 2026 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2026 compared to an expense in the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a larger expense for the three months ended March 31, 2026 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the three months ended March 31, 2026 compared to the prior year period.
Income Taxes
Our effective tax rate was 20.0% for the three months ended March 31, 2026 compared to 15.1% for the prior year period. The increase in the effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to higher pretax income in the current period compared to the prior year period and the related impact on tax preferred items and a decrease in the benefit for incentive compensation. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended March 31, 2026 and 2025
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.

Index
AMERIPRISE FINANCIAL, INC.
 The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Advice & Wealth Management
Net revenues	$3,175	$2,782
Expenses	2,224	1,990
Adjusted operating earnings	$951	$792
Asset Management
Net revenues	$910	$846
Expenses	637	605
Adjusted operating earnings	$273	$241
Retirement & Protection Solutions
Net revenues	$952	$926
Expenses	762	711
Adjusted operating earnings	$190	$215
Corporate & Other
Net revenues	$103	$104
Expenses	184	201
Adjusted operating loss	$(81)	$(97)
Advice & Wealth Management
The following table presents Advice & Wealth Management total client assets as of March 31:

	2026	2025
	(in billions)
Wrap assets (1)	$664.2	$572.8
Brokerage and other assets (1)	484.3	449.7
Total client assets	$1,148.5	$1,022.5
(1) Total cash balances (included in the wrap and brokerage and other assets above)	$85.8	$86.0
Total client assets increased $126.0 billion, or 12%, to $1.1 trillion compared to a year ago primarily due to market appreciation and client net inflows.
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2026	2025
	(in billions)
Beginning balance	$670.4	$573.9
Net flows	6.0	8.7
Market appreciation (depreciation) and other	(12.2)	(9.8)
Ending balance	$664.2	$572.8

Advisory wrap account assets ending balance (1)	$658.6	$567.4
Average advisory wrap account assets (2)	$676.3	$578.7
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average advisory wrap account assets are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended March 31, 2026 and 2025, which is reflective of our billing cycle.
Ending wrap account assets decreased $6.2 billion to $664.2 billion during the three months ended March 31, 2026 due to market depreciation of $12.2 billion, partially offset by net inflows of $6.0 billion. Average advisory wrap account assets increased $97.6 billion, or 17%, compared to the prior year period primarily reflecting market appreciation and net inflows.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents client cash balances as of March 31:

Cash and Certificates Balances	2026	2025
	(in billions)
On-balance sheet - Ameriprise Bank	$23.8	$22.7
On-balance sheet - Ameriprise Certificate Company	7.5	10.7
On-balance sheet - broker dealer	2.0	2.3
Total on-balance sheet	33.3	35.7
Off-balance sheet - broker dealer	4.7	4.3
Total cash and certificate balances	38.0	40.0
Third party cash products (money market funds and brokered CDs)	47.8	46.0
Total client cash balances	$85.8	$86.0
Ameriprise Bank is continuing its deposit growth trend, with bank deposit balances increasing 5% from the prior year to $23.8 billion as of March 31, 2026. Ameriprise Certificate Company (“ACC”) client deposits decreased $3.2 billion from the prior year to $7.5 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the past nine quarters. Third party cash products increased $1.8 billion to $47.8 billion driven by an increase of money market funds of $3.3 billion, partially offset by a decline in brokered CDs.
The following table presents assets supporting Ameriprise Bank deposits and ACC certificates as of March 31:

	Ameriprise Bank		ACC
	2026	2025	2026	2025
	(in millions)
Investments
Fixed and adjustable rate (1)	$19,325	$18,181	$4,485	$6,402
Floating rate (1)	1,400	3,141	2,952	4,070
Total Available-for-Sale securities	20,725	21,322	7,437	10,472
Cash and cash equivalents	2,715	1,772	547	853
Loans and other assets	2,279	1,397	144	145
Total assets supporting deposits or certificates	$25,719	$24,491	$8,128	$11,470
(1) Presented on an amortized cost basis.
•In Ameriprise Bank, assets included $20.7 billion of Available-for-Sale securities, $2.7 billion of cash and cash equivalents, and $2.3 billion of other assets, primarily loans. The Ameriprise Bank investment portfolio securities are mostly rated AA+ and primarily consist of structured assets, of which 7% were floating rate and sensitive to changes in short-term interest rates as of March 31, 2026. We took action to reduce the floating rate allocation from 15% as of March 31, 2025. The duration of Ameriprise Bank investments was 4.0 years as of March 31, 2026 compared to 3.6 years as of March 31, 2025. In the three months ended March 31, 2026, we purchased $1.9 billion of investments, which was primarily funded from security maturities and prepayments.
•In ACC, assets include $7.4 billion of Available-for-Sale securities, $0.5 billion of cash and cash equivalents, and $0.1 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AA+ and primarily consist of structured assets and government bonds, of which 40% were floating rate and approximately 21% were 6-month Treasury Bills or short-term Federal Home Loan Bank securities as of March 31, 2026. The duration of ACC investments was 1.4 years as of March 31, 2026 compared to 1.3 years as of March 31, 2025.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2026	2025
	(in millions)
Revenues
Management and financial advice fees	$2,011	$1,719	$292	17%
Distribution fees	664	613	51	8
Net investment income	455	500	(45)	(9)
Other revenues	119	77	42	55
Total revenues	3,249	2,909	340	12
Banking and deposit interest expense	74	127	(53)	(42)
Total net revenues	3,175	2,782	393	14
Expenses
Distribution expenses	1,770	1,554	216	14
Interest and debt expense	15	12	3	25
General and administrative expense	439	424	15	4
Total expenses	2,224	1,990	234	12
Adjusted operating earnings	$951	$792	$159	20%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $159 million, or 20%, for the three months ended March 31, 2026 compared to the prior year period. This reflected the benefit from market appreciation, increased advisor productivity through the cumulative impact of client net inflows and higher transactional revenue. Pretax adjusted operating margin was 30.0% for the three months ended March 31, 2026 compared to 28.5% for the prior year period.
Net Revenues
Management and financial advice fees increased $292 million, or 17%, for the three months ended March 31, 2026 compared to the prior year period primarily due to growth in average wrap account assets and a higher average advisory fee rate. Average advisory wrap account assets increased $97.6 billion, or 17%, compared to the prior year period primarily reflecting net inflows and market appreciation.
Distribution fees increased $51 million, or 8%, for the three months ended March 31, 2026 compared to the prior year period from strong transactional activity and market appreciation, while brokerage cash revenue decreased $10 million due to lower off-balance sheet brokerage cash balances and a lower average yield.
Net investment income, which excludes net realized investment gains or losses, decreased $45 million, or 9%, for the three months ended March 31, 2026 compared to the prior year period primarily due to lower average invested assets and lower investment yields on the investment portfolios supporting certificate products, partially offset by higher average invested assets supporting Ameriprise Bank cash deposits.
Other revenues increased $42 million, or 55%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting a $28 million benefit from the termination of the Comerica Bank relationship.
Banking and deposit interest expense decreased $53 million, or 42%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting lower balances and lower average crediting rates on certificates and lower average crediting rates on Ameriprise Bank cash deposits.
•The average certificate reserve balance for ACC was $7.8 billion for the three months ended March 31, 2026 compared to $10.9 billion for the prior year period with the average crediting rate of 3.21% for the three months ended March 31, 2026 compared to 3.95% for the prior year period.
•The daily average interest-bearing deposit balance for the Ameriprise Bank increased to $23.4 billion for the three months ended March 31, 2026 compared to $22.2 billion for the prior year period with the average interest rate paid on deposits decreasing to 0.17% for the three months ended March 31, 2026 from 0.31% for the prior year period.
Expenses
Distribution expenses increased $216 million, or 14%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity.

Index
AMERIPRISE FINANCIAL, INC.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of March 31, 2026:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	77%	71%	74%	84%
Fixed Income	74%	81%	63%	89%
Asset Allocation	39%	83%	73%	87%

4- or 5-star Morningstar rated funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	95	76	71	80
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 86 Columbia funds rated (based on primary share class), 3 received a 5-star Overall Rating and 40 received a 4-star Overall Rating. Out of 129 Threadneedle funds rated (based on highest-rated share class), 12 received a 5-star Overall Rating and 40 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

The following table presents global managed assets by type:					Average (1)		Change
	As of March 31,		Change		Three Months Ended March 31,
	2026	2025			2026	2025
	(in billions)
Equity	$355.9	$325.2	$30.7	9%	$373.3	$340.5	$32.8	10%
Fixed income	234.2	228.9	5.3	2	236.1	231.9	4.2	2
Money market	22.2	20.3	1.9	9	22.1	19.7	2.4	12
Alternative	29.6	27.8	1.8	6	29.9	30.2	(0.3)	(1)
Hybrid and other	19.7	19.2	0.5	3	20.4	19.6	0.8	4
Total managed assets	$661.6	$621.4	$40.2	6%	$681.8	$641.9	$39.9	6%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended March 31,
	2026	2025
	(in billions)
Global Retail Funds
Beginning managed assets	$378.0	$352.7
Inflows	17.1	15.0
Outflows	(20.7)	(20.1)
Net VP/VIT fund flows	(1.8)	(1.7)
Net new flows	(5.4)	(6.8)
Reinvested dividends	1.2	1.0
Net flows	(4.2)	(5.8)
Distributions	(1.3)	(1.0)
Market appreciation (depreciation) and other	(3.0)	(7.8)
Foreign currency translation (1)	(1.3)	2.3
Total ending managed assets	368.2	340.4

Global Institutional
Beginning managed assets	300.1	292.2
Inflows (2)	13.0	9.5
Outflows (2)	(15.0)	(22.0)
Net flows	(2.0)	(12.5)
Market appreciation (depreciation) and other (3)	(2.2)	(3.0)
Foreign currency translation (1)	(2.5)	4.3
Total ending managed assets	293.4	281.0
Total managed assets	661.6	621.4
Total assets under advisement (4)	44.5	35.3
Total assets under management and advisement	$706.1	$656.7

Total assets under management net flows	$(6.2)	$(18.3)
Model delivery assets under advisement flows (5)	0.3	—
Total assets under management and advisement flows (5)	$(5.9)	$(18.3)

Legacy insurance partners net flows (6)	$(0.8)	$(1.0)
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
Total segment AUM decreased $16.5 billion, or 2%, during the three months ended March 31, 2026 primarily due to net outflows, market depreciation, and an unfavorable foreign exchange impact. Net outflows were $5.9 billion for the three months ended March 31, 2026.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2026	2025
	(in millions)
Revenues
Management and financial advice fees	$790	$740	$50	7%
Distribution fees	100	94	6	6
Net investment income	14	5	9	NM
Other revenues	6	7	(1)	(14)
Total revenues	910	846	64	8
Banking and deposit interest expense	—	—	—	—
Total net revenues	910	846	64	8
Expenses
Distribution expenses	262	246	16	7
Amortization of deferred acquisition costs	2	2	—	—
Interest and debt expense	4	3	1	33
General and administrative expense	369	354	15	4
Total expenses	637	605	32	5
Adjusted operating earnings	$273	$241	$32	13%
NM Not Meaningful - variance equal to or greater than 100%.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $32 million, or 13%, for the three months ended March 31, 2026 compared to the prior year period primarily due to equity market appreciation, partially offset by the cumulative impact from net outflows.
Net Revenues
Management and financial advice fees increased $50 million, or 7%, for the three months ended March 31, 2026 compared to the prior year period primarily due to higher average equity markets and a favorable foreign exchange impact, partially offset by the cumulative impact from net outflows.
Expenses
Distribution expenses increased $16 million, or 7%, for the three months ended March 31, 2026 compared to the prior year period primarily due to market appreciation, partially offset by the cumulative impact of net outflows.
General and administrative expense increased $15 million, or 4%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting higher volume-related expenses and an unfavorable foreign exchange impact.

Index
AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2026	2025
	(in millions)
Revenues
Management and financial advice fees	$186	$185	$1	1%
Distribution fees	103	102	1	1
Net investment income	336	296	40	14
Premiums, policy and contract charges	326	341	(15)	(4)
Other revenues	1	2	(1)	(50)
Total revenues	952	926	26	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	952	926	26	3
Expenses
Distribution expenses	132	123	9	7
Interest credited to fixed accounts	93	92	1	1
Benefits, claims, losses and settlement expenses	235	211	24	11
Remeasurement (gains) losses of future policy benefit reserves	(2)	(3)	1	33
Change in fair value of market risk benefits	155	143	12	8
Amortization of deferred acquisition costs	58	57	1	2
Interest and debt expense	10	8	2	25
General and administrative expense	81	80	1	1
Total expenses	762	711	51	7
Adjusted operating earnings	$190	$215	$(25)	(12)%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts decreased $25 million, or 12%, for the three months ended March 31, 2026 compared to prior year period primarily reflecting the cumulative impact of variable annuity net outflows and higher sales volume.
Variable annuity account balances increased 6% to $88.1 billion as of March 31, 2026 compared to the prior year period primarily due to market appreciation, partially offset by net outflows of $4.7 billion. Variable annuity sales increased 10% compared to the prior year period primarily reflecting a strong level of sales of SVAs. Account values with living benefit riders declined to 45% as of March 31, 2026 compared to 49% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, increased $40 million, or 14%, for the three months ended March 31, 2026 compared to the prior year period primarily due to higher SVA balances.
Premiums, policy and contract charges decreased $15 million, or 4%, for the three months ended March 31, 2026 compared to the prior year period primarily due to lower sales of life contingent payout annuities and lower contract charges from lower guaranteed living benefit volumes.
Expenses
Distribution expenses increased $9 million, or 7%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting higher equity markets.
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts increased $24 million, or 11%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting increased volume in SVAs.
Change in fair value of market risk benefits increased $12 million, or 8%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting market appreciation on contractual fees.

Index
AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2026	2025
	(in millions)
Revenues
Net investment income	$46	$47	$(1)	(2)%
Premiums, policy and contract charges	22	22	—	—
Other revenues	39	43	(4)	(9)
Total revenues	107	112	(5)	(4)
Banking and deposit interest expense	4	8	(4)	(50)
Total net revenues	103	104	(1)	(1)
Expenses
Distribution expenses	(2)	(2)	—	—
Interest credited to fixed accounts	50	51	(1)	(2)
Benefits, claims, losses and settlement expenses	53	56	(3)	(5)
Remeasurement (gains) losses of future policy benefit reserves	1	(7)	8	NM
Amortization of deferred acquisition costs	1	2	(1)	(50)
Interest and debt expense	24	28	(4)	(14)
General and administrative expense	57	73	(16)	(22)
Total expenses	184	201	(17)	(8)
Adjusted operating loss	$(81)	$(97)	$16	16%
NM Not Meaningful - variance equal to or greater than 100%.
Our Corporate & Other segment includes our closed blocks of long term care (“LTC”) insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $16 million, or 16%, for the three months ended March 31, 2026 compared to the prior year period, primarily reflecting improved general and administrative expenses.
LTC insurance had pretax adjusted operating earnings of $7 million for the three months ended March 31, 2026 compared to pretax adjusted operating earnings of $14 million for the prior year period primarily reflecting higher claims experience.
The FA business had a pretax adjusted operating loss of $9 million for the three months ended March 31, 2026 compared to a pretax adjusted operating loss of $8 million for the prior year period. Fixed deferred annuity account balances declined 8% to $5.1 billion as of March 31, 2026 compared to the prior year period as policies continue to lapse.
Expenses
General and administrative expense decreased $16 million, or 22%, for the three months ended March 31, 2026 compared to the prior year period primarily reflecting lower real estate expenses as well as expenses to accelerate our transition to cloud-based technology in the prior year period.
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

Index
AMERIPRISE FINANCIAL, INC.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of March 31, 2026. As our estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $558 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2026 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, we had $8.3 billion and $10.0 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
As of March 31, 2026 and December 31, 2025, the parent company had $1.1 billion and $987 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage backed securities. Additional sources of liquidity at the parent company include a line of credit with an affiliate up to $773 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in November 2029. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of March 31, 2026 was $2.3 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.3 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. As of March 31, 2026, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remained in compliance with all such covenants as of March 31, 2026.
In addition, we have access to collateralized borrowings, which may include repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of March 31, 2026 and December 31, 2025, we had $15.1 billion and $13.7 billion, respectively, of estimated borrowing capacity under the FHLB facilities, of which $200 million was outstanding as of both March 31, 2026 and December 31, 2025, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities. In addition, Ameriprise Bank maintains access to borrowings from the Federal Reserve which are collateralized with residential mortgage backed securities, commercial mortgage backed securities and asset backed securities. As of March 31, 2026 and December 31, 2025, we estimated $7.4 billion and $8.5 billion, respectively, of borrowing capacity from the Federal Reserve in addition to the FHLB capacity and there were no outstanding obligations.
There have been no material changes to our contractual obligations disclosed in our 2025 10-K.
Amendments to SEC Rule 15c3‑3 will require broker-dealers, including our broker‑dealer subsidiary American Enterprise Investment Services, Inc. (“AEIS”), to transition from weekly to daily customer reserve computations and to make corresponding daily adjustments to its reserve bank account, effective no later than June 30, 2026. Within the broker-dealer industry, this change may increase short‑term liquidity variability due to timing mismatches between reserve requirements and ETF settlement rules and market practices. Management has planned mitigants to address this risk, including access to internal liquidity resources and external funding sources, and expects AEIS to be compliant as of the effective date without a material adverse impact on the Company’s consolidated financial condition or results of operations.
We believe cash flows from operating activities, available cash balances, our availability of internal and external borrowings, access to debt markets, and dividends from our subsidiaries will be sufficient to fund our short-term and long-term operating liquidity needs and stress requirements.

Index
AMERIPRISE FINANCIAL, INC.
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” (“BBA”) for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. For information on the impact of the BBA, see “Business - Regulation - Federal Banking and Financial Holding Company Regulation” included in Part I, Item 1 in our 2025 10-K.
We are an applicable corporation required to compute the corporate alternative minimum tax (“CAMT”); however, as of March 31, 2026, based on current estimates, we do not expect to be liable for CAMT in 2026. This estimate is based on interpretations and assumptions of available guidance, including proposed regulations and notices, that we have made regarding the CAMT provisions of the Inflation Reduction Act of 2022.
In December 2021, the Organization for Economic Co-operation and Development published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises pay a minimum level of tax on profits from each jurisdiction in which they operate. As of March 31, 2026, the tax impact was not material to the consolidated financial statements. We continue to monitor the adoption and implementation of these rules and evaluate the potential impact on our consolidated financial statements.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, ACC, Ameriprise Bank, AMPF Holding, LLC, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, AEIS, our transfer agent subsidiary, Columbia Management Investment Services Corp. (“CMIS”), our investment advisory company, Columbia Management Investment Advisers, LLC (“CMIA”), TAM UK International Holdings Ltd, which includes Ameriprise International Holdings GmbH within its organizational structure, and Columbia Threadneedle Investments UK International Ltd. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements. For example, RiverSource Life payments in excess of statutory unassigned funds require advanced notice to the Minnesota Department of Commerce (“MN DOC”), RiverSource Life’s primary regulator, and are subject to potential disapproval. In addition, dividends and other distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advanced notice to MN DOC, and are subject to potential disapproval.
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

Index
AMERIPRISE FINANCIAL, INC.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(in millions)
RiverSource Life (1)	$2,940	$2,731	N/A	$522
RiverSource Life of NY (1)	253	216	N/A	38
ACC (3)(4)	430	476	$402	434
TAM UK International Holdings Ltd. (5)	517	471	295	302
Ameriprise Bank (6)	1,856	1,821	1,274	1,245
AFS (2)(3)	238	138	#	#
Ameriprise Captive Insurance Company (2)	32	31	14	9
Ameriprise Trust Company (2)	90	86	59	59
AEIS (2)(3)	218	173	36	35
RiverSource Distributors, Inc. (2)(3)	15	14	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	25	30	#	#
N/A Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2026 and December 31, 2025.
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
During the three months ended March 31, 2026, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.1 billion (including $200 million from RiverSource Life and $525 million from AMPF Holding, LLC) and contributed cash to its subsidiaries of $90 million. During the three months ended March 31, 2025, the parent holding company received cash dividends or a return of capital from its subsidiaries of $888 million (including $200 million from RiverSource Life and $385 million from AMPF Holding, LLC) and contributed cash to its subsidiaries of $90 million.
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $152 million and $148 million for the three months ended March 31, 2026 and 2025, respectively. On April 23, 2026, we announced a quarterly dividend of $1.70 per common share. The dividend will be paid on May 22, 2026 to our shareholders of record at the close of business on May 4, 2026.

Index
AMERIPRISE FINANCIAL, INC.
On April 22, 2025, our Board of Directors authorized $4.5 billion for the repurchase of our common stock through June 30, 2027. As of March 31, 2026, we had $1.8 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing excess capital, future free cash flow generation and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2026, we repurchased a total of 1.6 million shares of our common stock at an average price of $478.93 per share.
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
Operating Activities
Net cash provided by operating activities decreased $1.2 billion to $459 million for the three months ended March 31, 2026 compared to $1.7 billion for the prior year period primarily reflecting a decrease in cash collateral received from derivative counterparties as they increased use of securities collateral.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and are significantly affected by the net flows supporting our bank deposit, structured variable annuity, insurance and certificate products.
Net cash used in investing activities decreased $1.1 billion to $669 million for the three months ended March 31, 2026 compared to $1.7 billion for the prior year period driven by a change in net cash outflows of $989 million related to maturities, sales and purchases of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities increased $1.1 billion to $1.5 billion for the three months ended March 31, 2026 compared to $488 million for the prior year period. The increase in net cash used in financing activities primarily reflects a decrease in cash of $737 million related to issuance and repayment of long-term debt during the prior year period, a $254 million decrease in the change in banking deposits, net, and a $144 million increase in common share repurchases.
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
•statements about the anticipated deposit growth at Ameriprise Bank;
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

Index
AMERIPRISE FINANCIAL, INC.
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
Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2025 10-K.
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
AMERIPRISE FINANCIAL, INC.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2026:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(372)	$3	$(369)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(714)	425	(289)
Indexing feature for structured variable annuities	1,429	(1,386)	43
Total variable annuity and structured variable annuity benefits	715	(961)	(246)
IUL insurance	77	(70)	7
Total	$420	$(1,028)	$(608)	(2)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(66)	$—	$(66)
Variable annuity and structured variable annuity benefits:
Market risk benefits	942	(652)	290
Indexing feature for structured variable annuities	(51)	199	148
Total variable annuity and structured variable annuity benefits	891	(453)	438
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	33	—	33
Banking deposits	36	—	36
Brokerage client cash balances	47	—	47
Certificates	(6)	—	(6)
IUL insurance	7	4	11
Total	$942	$(449)	$493
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(369) million as of March 31, 2026.
The above results compare to an estimated negative net impact to pretax income of $510 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $514 million related to a 100 basis point increase in interest rates as of December 31, 2025.
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

Index
AMERIPRISE FINANCIAL, INC.
The selection of a 100 basis point interest rate increase as well as a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices will not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $46.4 billion in Policyholder account balances, future policy benefits and claims as of March 31, 2026, $15.0 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2028 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.7 billion and 4.0%, respectively, as of March 31, 2026. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $28.2 billion and had a weighted average yield of 4.7% as of March 31, 2026. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2026 was approximately 4.7%.
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
See Note 8 to our Consolidated Financial Statements for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2026 and December 31, 2025 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.

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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2026.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2025 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2026:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2026
Share repurchase program (1)	198,010	$505.48	198,010	$2,513,724,691
Employee transactions (2)	169,841	$504.49	N/A	N/A

February 1 to February 28, 2026
Share repurchase program (1)	703,961	$497.26	703,961	$2,163,671,021
Employee transactions (2)	27,904	$530.40	N/A	N/A

March 1 to March 31, 2026
Share repurchase program (1)	734,082	$454.20	734,082	$1,830,251,953
Employee transactions (2)	2,532	$453.24	N/A	N/A

Totals
Share repurchase program (1)	1,636,053	$478.93	1,636,053
Employee transactions (2)	200,277	$507.45	N/A
	1,836,330		1,636,053
N/A  Not applicable.
(1) On April 22, 2025, our Board of Directors authorized $4.5 billion for the repurchase of our common stock through June 30, 2027. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*†	Threadneedle Deferral Plan Deferred Stock Unit and Deferred Stock Option Programme Guide.
10.2*†	Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan (for grants after February 2, 2026).
10.3*†	Deferred Stock Option Award Certificate - Threadneedle Deferral Plan (for grants after February 2, 2026).
10.4*†	Performance Share Unit Supplement to the Senior Executive Global Long-Term Incentive Award Program Guide.
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Balance Sheets at March 31, 2026 and December 31, 2025; (iv) Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.
† Management contract or compensation plan or arrangement

Index
AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 7, 2026	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2026	By:	/s/ Dawn M. Brockman
Dawn M. Brockman
Senior Vice President and Controller
(Principal Accounting Officer)